Form 10-K
period 1993-12-31
CAPITAL CITIES ABC INC /NY/
filed 1994-03-30
CIK 17109

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 31, 1993.
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                         Commission file number 1-4278

                           Capital Cities/ABC, Inc.

            (Exact name of registrant as specified in its charter)

           New York                                         14-1284013
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

   77 West 66th Street, New York, N.Y.                      10023-6298
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (212) 456-7777

          Securities registered pursuant to Section 12(b) of the Act:

                                                      (Name of each exchange
     (Title of each class)                             on which registered)

 Common Stock, $1.00 par value                        New York Stock Exchange
                                                       Pacific Stock Exchange

 Preferred Share Purchase Rights                      New York Stock Exchange
                                                       Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $8,752,000,000 as of February 28, 1994.

The number of shares outstanding of the issuer's common stock as of February 28, 1994: 15,338,311 shares, excluding 3,055,185 treasury shares.

Portions of Part I are incorporated herein by reference to the 1993 Annual Report to Shareholders and the definitive Proxy Statement for the annual meeting of shareholders to be held on May 19, 1994.

Part II and Part IV, with the exception of certain schedules and exhibits, are incorporated herein by reference to the 1993 Annual Report to Shareholders.

Part III is incorporated herein by reference to the definitive Proxy Statement for the annual meeting of shareholders to be held on May 19, 1994.

===============================================================================

                                    PART I

Item 1. Business.

Capital Cities/ABC, Inc., directly or through its subsidiaries (the "Company"), operates the ABC Television Network, eight television stations, the ABC Radio Networks and 18 radio stations, and provides programming for cable television. The Company, through joint ventures, is engaged in international broadcast/cable services and television production and distribution. The Company also publishes daily and weekly newspapers, shopping guides, various specialized and business periodicals, books, provides research services and also distributes information from data bases.

Employees

At December 31, 1993, the Company had approximately 19,250 full-time equivalent employees: 10,000 in broadcasting operations, 9,000 in publishing operations and 250 in corporate activities.

Industry Segments

Information relating to the industry segments of the Company's operations is included on page 37 of the Company's Annual Report to Shareholders and is hereby incorporated by reference. In 1993, the Company derived approximately 85% and 70% of its broadcasting and publishing revenues, respectively, from the sale of advertising. The remainder of the broadcasting revenues are principally derived from subscriber-related fees and programming distribution activities. The balance of publishing revenues are derived primarily from subscription and other circulation receipts and the sale of books.

                                 Broadcasting

Television and Radio Networks

The Company operates the ABC Television Network which as of December 31, 1993 had 228 primary affiliated stations reaching 99.9% of all U.S. television households. A number of secondary affiliated stations add to the primary coverage. The ABC Television Network broadcasts programs in "dayparts" and types as follows: Monday through Friday early morning, daytime and late night, Monday through Sunday Prime Time and News, Children's and Sports. The Company also operates the ABC Radio Networks which served a total of approximately 3,400 affiliates as of December 31, 1993 through eight different program services, each with its own group of affiliated stations. The ABC Radio Networks also produces and distributes a number of radio program series for radio stations nationwide.

Generally, the Company pays the cost of producing or purchasing the broadcast rights for its network programming and pays varying amounts of compensation to its affiliated stations for broadcasting the programs and commercial announcements included therein. Substantially all revenues from network operations are derived from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are dependent on the quantitative and qualitative audience that the network can deliver to the advertiser.

The Company also produces television programs for the ABC Television Network and for other exhibitors of television programs. For television programs it produces, the Company pays the costs of production and typically receives a license fee from the exhibitor for initial exhibition. Generally, the license fees received are less than the costs of production. The Company then licenses the programs it owns for foreign exhibition and, ultimately, for repeat exhibition in the United States.

Television and Radio Stations

The Company owns seven very high frequency (VHF) television stations, one ultra high frequency (UHF) television station, nine standard (AM) radio stations and nine frequency modulation (FM) radio stations. All television stations are affiliated with the ABC Television Network and all radio stations, except as noted, are affiliated with the ABC Radio Networks. Markets, frequencies and other station details are set forth in the following tables:


Television stations

                                             Expiration        Television
       Station                              date of FCC          market
      and market               Channel     authorization       ranking(1)
- ---------------------------- ----------    -------------   -------------------
WABC-TV (New York, NY) .....       7        June 1, 1994            1
KABC-TV (Los Angeles, CA) ..       7             (2)                2
WLS-TV (Chicago, IL) .......       7        Dec. 1, 1997            3
WPVI-TV (Philadelphia, PA) .       6        Aug. 1, 1994            4
KGO-TV (San Francisco, CA) .       7             (2)                5
KTRK-TV (Houston, TX) ......      13             (2)               10
WTVD (Durham-Raleigh, NC) ..      11        Dec. 1, 1996           32
KFSN-TV (Fresno, CA) .......      30             (2)               57


Radio stations

                              Frequency      Expiration         Radio
       Station               AM-Kilohertz    date of FCC        market
      and market             FM-Megahertz   authorization      ranking(4)
- ---------------------------- ------------  --------------  -------------------
WABC (New York, NY) ........     770 K      June 1, 1998            1
KABC (Los Angeles, CA) .....     790 K           (2)                2
WLS (Chicago, IL) ..........     890 K      Dec. 1, 1996            3
KGO (San Francisco, CA) ....     810 K      Dec. 1, 1997            4
WJR (Detroit, MI) ..........     760 K      Oct. 1, 1996            6
WMAL (Washington, DC) ......     630 K      Oct. 1, 1995            7
WBAP (Fort Worth-Dallas, TX)     820 K      Aug. 1, 1997            8
WKHX (Atlanta, GA) (3) .....     590 K      Apr. 1, 1996           12
KQRS (Minneapolis-St.Paul,
 MN) .......................    1440 K      Apr. 1, 1997           17

WPLJ(FM) (New York, NY) ....    95.5 M      June 1, 1998            1
KLOS(FM) (Los Angeles, CA) .    95.5 M           (2)                2
WLS-FM (Chicago, IL) .......    94.7 M      Dec. 1, 1996            3
WHYT(FM) (Detroit, MI) .....    96.3 M      Oct. 1, 1996            6
WRQX(FM) (Washington, DC) ..   107.3 M      Oct. 1, 1995            7
KSCS(FM) (Fort Worth-Dallas,
 TX) (3) ...................    96.3 M      Aug. 1, 1997            8
WKHX-FM (Atlanta, GA) (3) ..   101.5 M      Apr. 1, 1996           12
WYAY(FM) (Atlanta, GA) (3) .   106.7 M      Apr. 1, 1996           12
KQRS-FM (Minneapolis-St.
 Paul, MN) .................    92.5 M      Apr. 1, 1997           17

- ----------

(1)  Based on Nielsen U.S. Television Household Estimates, 1993-1994 season.
(2) See "Licenses -- Federal Regulation of Broadcasting/Renewal Matters" below for description of pending license renewal applications and other matters.
(3)  No ABC network affiliation.
(4) Based on Arbitron Radio Market Survey Schedule and Population Rankings (metro survey area) as of Fall 1993.

Cable and International Broadcast

The Company's Cable and International Broadcast operations are principally involved in the production and distribution of cable television programming, in the licensing of programming to domestic and international markets and in joint ventures in foreign-based television operations and television production and distribution entities. Its primary services are:

  ESPN, an 80%-owned cable sports programming service reaching 62,700,000 households domestically and 49,000,000 households in 90 countries internationally; ESPN2 reaching 13,000,000 households. ESPN also owns 33% of Eurosport, a pan-European satellite-delivered cable and direct-to-home sports programming service reaching 48,700,000 households; and 20% of Japan Sports Network reaching 910,000 households;

  Arts & Entertainment Network, a 37 1/2%-owned cable programming service devoted to cultural and entertainment programming and reaching 52,900,000 households;

  Lifetime, a 33 1/3%-owned cable programming service devoted to women's lifestyle programming and reaching 58,800,000 households;

  Tele-Munchen Fernseh GmbH & Co., a 50%-owned Munich, Germany based television and theatrical production/distribution company with interests in cinemas and a minority interest in a Munich radio station;

  RTL 2 Fernsehen GmbH & Co., a 20%-owned Cologne, Germany based general entertainment commercial broadcasting company reaching 19,600,000 households;

  Scandinavian Broadcasting System SA, a 24%-owned Luxembourg based company operating television stations in Denmark reaching 1,300,000 households, and satellite-delivered cable and direct-to-home general entertainment television programming services in Sweden and Norway reaching 1,700,000 and 900,000 households, respectively;

  Hamster Productions, S.A., 33 1/3%-owned, and Tesauro, S.A., 25%-owned, television and theatrical production/distribution companies based in Paris, France and Madrid, Spain, respectively; and

  DIC Productions, L.P., a 95%-owned production/distribution venture of animated and live action programming for the children's television and video markets, and DIC Entertainment, L.P., a 100%-owned film library of similar type programming.

Multimedia

In late 1993, the Company created a Multimedia Group with the mandate to explore using video and print material to create new programming and software and to explore investment opportunities in emerging multimedia and interactive technologies. The division includes the Capital Cities/ABC Video Publishing unit, which acquires rights to and produces programming for the home video market.

Competition

The ABC Television Network competes for viewers with the other television networks, independent television stations and other video media such as cable television, multipoint distribution services ("MDS," which employ non-broadcast frequencies to transmit subscription television services to individual homes and businesses), satellite television program services and video cassettes; in the sale of advertising time, it competes with the other television networks, independent television stations, suppliers of cable television programs, and other advertising media such as newspapers, magazines and billboards. Substantial competition also exists for exclusive broadcasting rights for television programming. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations, and other advertising media.

The Company's television and radio stations are in competition with other television and radio stations, cable television systems, MDS, satellite television program services, video cassettes and other advertising media such as newspapers, magazines and billboards. Such competition occurs primarily in individual market areas. Generally, a television station in one market does not compete directly with other stations in other market areas. Nor does a group of stations, such as those owned by the Company, compete with any other group of stations as such. While the pattern of competition in the radio station industry is basically the same, it is not uncommon for radio stations outside of a market area to place a signal of sufficient strength within that area (particularly during nighttime hours) to gain a share of the audience. However, they generally do not realize significantly increased advertising revenues as a result.

The Company's Cable and International Broadcast operations compete with a number of companies involved in developing and supplying program services for cable, television syndication and theatrical distribution, and with conventional television broadcasters. The Multimedia operations face competition from numerous broadcast, cable, computer software, production and distribution companies which are also pursuing opportunities in the new technologies. The development of these businesses could adversely affect the future of conventional television broadcasting.

In addition, the Company's broadcast operations face potential competition from numerous new satellite, cable and telephone technologies and distribution systems, and from signal-enhancing technologies such as high definition television or, in radio, "digital audio" radio. Although most of these technologies are in experimental phases, all have the potential to further increase the entertainment and information alternatives available to consumers. In some instances, the Company may itself participate in these new technologies. Regulatory, technical and economic issues make it impossible to predict whether or when, such technologies will become viable or competitive.

Licenses--Federal Regulation of Broadcasting

Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt such regulations as may be necessary to carry out the provisions of the Communications Act and impose certain penalties for violation of its regulations.

  Renewal Matters

Broadcasting licenses are granted for a maximum period of seven years, in the case of radio stations, and five years, in the case of television stations, and are renewable upon application therefor. During certain periods when a renewal application is pending, new applicants may file for the frequency and may be entitled to compete with the renewal applicant in a comparative hearing, and others may file petitions to deny the application for renewal of license. Renewal applications are now pending for KABC(AM), KLOS-FM, KTRK-TV, KABC-TV, KGO-TV and KFSN-TV. In the case of KABC(AM), KLOS-FM, KABC-TV, KGO-TV and KFSN-TV, the time to file competing applications and petitions to deny has passed, and no such filings have been made against these stations. In the case of KTRK-TV, two petitions to deny have been filed. The Company believes both petitions are without merit and is vigorously opposing them. All of the Company's other owned stations have been granted license renewals by the FCC for regular terms.

On April 15, 1992, the U.S. District Court for the District of Columbia issued a Memorandum Opinion and Order in Shepherd et al. v. American Broadcasting Companies, Inc. et al., Civil Action No. 88-0954 (RCL), which entered a default judgment against American Broadcasting Companies, Inc. and the Company on a complaint alleging discrimination in employment practices at the ABC News Bureau in Washington, DC, in violation of District of Columbia law. The default was based on a conclusion that "the defendants impeded and obstructed the litigation process by . . . destruction and alteration of a crucial document and through the harassment of witnesses and filing false and misleading affidavits." On September 3, 1993, the District Court issued a Memorandum Opinion on reconsideration that withdrew many of the findings of misconduct previously made but reaffirmed other such findings (as well as the default judgment) and called for further proceedings with respect to damages.

The Company believes that the District Court's decision is factually and legally incorrect, and it is seeking to obtain a review of the default judgment (and the supporting findings of misconduct that remain) by the U.S. Court of Appeals for the District of Columbia Circuit. However, the policies of the FCC call for the agency to evaluate whether an adjudication of misconduct of the kind found in Shepherd should bear on the qualifications of the licensee, even though the adjudication is pending on appeal. The FCC has recently approved the Company's acquisition of radio station WYAY(FM), Gainesville, GA without prejudice to any action the agency may take in light of the ultimate outcome of the Shepherd decision. On January 14, 1994, the Company submitted to the FCC amendments to its pending license renewal applications urging that it and its subsidiaries should be found fully qualified to hold broadcast licenses, even if the misconduct findings of the District Court were ultimately upheld. Pending FCC action on that issue the Company will urge thc FCC to apply the Gainesville, GA precedent to permit the acquisition of new stations, the sale of existing stations or the renewal of existing licenses.

  Ownership Matters

The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC, and prohibits the Company from having any officer or director who is an alien, and from having more than one-fifth of its shares owned of record or voted by aliens, representatives of aliens, foreign governments, representatives of foreign governments or corporations organized under the laws of foreign countries.

The FCC's "multiple ownership" rules impose a variety of restrictions on the ownership or control of broadcast stations by a single party. The television "duopoly" rule bars control or ownership of significant interests in two television stations that serve the same area. Less severe restraints are imposed on the control or ownership of AM and FM radio stations that serve the same area; in a number of situations, a single party may control or own an AM and/or an FM "duopoly" -- two AM and/or two FM stations -- in the same market area. The rules also preclude the grant of applications for station acquisitions that would result in the creation of new radio-television combinations in the same market under common ownership, or the sale of such a combination to a single party, subject to the availability of waiver. Under FCC policy, waiver applications that involve radio-television station combinations in the top 25 TV markets where there would be at least 30 separately owned, operated and controlled broadcast licensees after the proposed combination will generally be favorably received. Under present FCC rules, a single entity may directly or indirectly own, operate or have a significant interest in up to eighteen AM and eighteen FM radio stations, and up to twelve television stations (VHF or UHF), provided that those television stations operate in markets containing cumulatively no more than 25% of the television households in the country. For this purpose, ownership of a UHF station will result in the attribution of only 50% of the television households in the relevant market.
The Company owns eight television stations, of which seven are VHF, resulting in a total penetration of the nation's television households, for purposes of the multiple ownership rules, of 23.63%. The Company also owns nine AM and nine FM radio stations.

Furthermore, under the FCC's rules, radio and/or television licensees may not acquire new ownership interests in daily newspapers published in the same markets served by their broadcast stations. The Company currently owns daily newspapers in two markets in which it also holds radio licenses. For purposes of these rules, The Oakland Press and WJR(AM) and WHYT(FM), licensed to Detroit, are treated as in the same market, as are the Fort Worth Star-Telegram and WBAP(AM) and KSCS(FM), licensed to Fort Worth. Absent an FCC waiver, the Company could not under the rules acquire additional broadcast stations in these markets nor could the current broadcast/newspaper combinations be transferred together. In 1993, the Congress relaxed a restriction previously imposed on the FCC so as to allow the FCC to grant waivers of the rules with respect to newspaper/radio station cross-ownership in the top 25 markets where at least 30 independent broadcast voices would remain following a transfer if the FCC determines that a waiver would serve the public interest. This new policy creates potential new acquisition opportunities for the Company.

The FCC's rules also provide that television licensees may not own cable television systems in communities within the service contours of their television stations. In 1992, the FCC relaxed the rule that previously prohibited common ownership of television networks and cable television systems to permit such combinations subject to a national limit of 10% of "homes passed" (i.e., homes within the service areas of cable systems) by cable as well as a local limit of 50% of homes passed within any ADI (Area of Dominant Influence, i.e., local television market area as defined by Arbitron Television Ratings).

The FCC's rules generally provide that an entity will have the licensee's broadcast stations or newspapers attributed to it for purposes of the multiple ownership rules only if it holds the power to vote or control the vote of 5% or more of the stock of a licensee. Qualifying mutual funds, insurance companies, or bank trust departments may vote or control the vote of up to 10% of the stock of a broadcast licensee before the licensee's stations would be attributed to that entity.

  Network Regulations

In May 1993, the FCC eliminated rules that previously restricted the ability of the Company as well as CBS Inc. ("CBS") and National Broadcasting Company, Inc. ("NBC") to acquire financial interests in network television programs. In the same proceeding, the FCC retained (subject to a complex two-year sunset provision) rules that prevent the networks from engaging in active first-run or "off-network" syndication of programs to television stations in the United States, constrain the networks' discretion to determine when programs owned by them will be made available for syndication, and prevent the networks from acquiring from independent producers interests in first-run syndicated programs. In September 1993, the FCC substantially denied petitions for reconsideration of its May 1993 decision. The lawfulness of the regulations the agency has retained, and of the 1993 modications, has been challenged in proceedings currently pending in the United States Court of Appeals for the Seventh Circuit. The Company is not able to predict the outcome of these proceedings. In addition, other FCC rules effectively restrict the regular prime-time programming schedules of ABC, CBS and NBC to three hours per night during the period 7:00 P.M. to 11:00 P.M. on Monday through Saturday.

The Company's television network operations are subject to a consent judgment (United States v. American Broadcasting Companies, Inc., 74-3600-RJK), in the United States District Court for the Central District of California, entered into and effective on November 14, 1980. Similar judgments have been entered against CBS and NBC with respect to their television networks. In November 1993 the United States District Court, upon a joint motion by the United States Department of Justice, the Company, CBS and NBC, modified the consent judgment to eliminate those provisions which prohibited the acquisition of subsidiary rights and interests in television programs produced by independent suppliers and restricted the ability of the Company (as well as CBS and NBC) to engage in the business of distributing programs directly to television stations in the United States or overseas. The consent judgment continues to contain provisions regulating for a period expiring in 1995 certain aspects of the Company's contractual relationships with suppliers of entertainment programming and with talent performers and other creative contributors to ABC Television Network entertainment programming.

Cable Television and Other Competing Services

Cable television can provide more competition to a television station by making additional signals available to the audience. In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act. The Act gives television stations the right to elect "must carry" protection (including protection on channel position) on local cable systems. (The FCC's "must carry" rules require cable television systems generally to carry the signals of television stations in whose service areas they operate.) In the alternative, the Act permits local stations to negotiate with cable systems the terms and conditions of "retransmission consent" to carry their signals and to withhold their signals in the event that no consent on terms and conditions is reached. The Act also reimposes cable system rate regulation and introduces new regulations designed to ensure that MDS and other multi-channel video programmers have access to programming to facilitate competition with cable systems. The Act requires the FCC to conduct rulemaking proceedings to establish national cable system ownership limits and limits on cable channels devoted to video programmers in which the cable system has an interest, and to prohibit coercive or discriminatory practices by cable operators in dealings with video programmers (such as ESPN, ESPN2, Arts & Entertainment and Lifetime). The FCC has adopted regulations implementing all of these statutory provisions. Cable operators have filed lawsuits challenging many of the new Act's provisions. The must carry, retransmission consent, rate regulation and program access provisions have been upheld as constitutional in federal court decisions. The decision relating to must carry is pending on appeal in the Supreme Court of the United States. The decision relating to the Act's other provisions has been appealed to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the outcome of this litigation.

Most cable television systems supply additional programming to subscribers that is not originated on, or transmitted from, conventional television broadcasting stations. Many of these services

(including ESPN, ESPN2, Arts & Entertainment and Lifetime) are also being distributed directly to viewers by means of satellite transmissions to home satellite reception dishes.

The FCC also authorizes broadcast subscription television services and MDS, and has expanded the number of frequencies available for MDS by allocating two groups of four channels each for the so-called multichannel MDS, to be awarded by lottery. The FCC has authorized licensees in the Instructional Television Fixed Service to lease their excess capacity for commercial use, including subscription television service, and has adopted rules facilitating direct broadcast satellite operations. It has also created a new service of low power television facilities to supplement existing conventional television broadcast service.

The Company also faces potential competition to its broadcast and cable program services and to its newspaper operations from telephone companies. Telephone companies are seeking to expand their broadband networks to provide both data transmission services ("electronic publishing") and video services to the home. Until 1991, the regional Bell operating companies were prohibited from providing information services by the Modified Final Judgment that governed the break-up of American Telephone and Telegraph Company. While that prohibition has been lifted, there is a provision in the Cable Act of 1984 that prohibits telephone companies from providing video programming directly to their telephone subscribers ("the telco/cable cross ownership ban"). A number of recent developments may affect potential telephone company competition. First, the FCC decided in 1991 and 1992 to permit telephone companies to offer "video dialtone" distribution services to programmers on a common carrier basis without having to obtain a municipal cable franchise. Appeals challenging this decision are pending in the United States Court of Appeals for the District of Columbia Circuit. Second, in a suit filed by Bell Atlantic Corporation, a U.S. District Court ruled in August 1993 that the telco/cable cross ownership ban is unconstitutional. The decision has been appealed to the United States Court of Appeals for the Fourth Circuit. Finally, there are a number of legislative proposals that would either eliminate or modify the telco/cable cross ownership ban. The Company cannot predict the outcome of these developments or the competitive effect of these services or potential services.

From time to time legislation may be introduced in Congress which, if enacted, might affect the Company's operations or its advertising revenues. Proceedings, investigations, hearings and studies are periodically conducted by Congressional committees and by the FCC and other government agencies with respect to problems and practices of, and conditions in, the broadcasting industry. The Company cannot generally predict whether new legislation or regulations may result from any such studies or hearings or the adverse impact, if any, upon the Company's operations which might result therefrom.

The information contained under this heading does not purport to be a complete summary of all the provisions of the Communications Act and the rules and regulations of the FCC thereunder, or of pending proposals for other regulation of broadcasting and related activities. For a complete statement of such provisions, reference is made to the Communications Act, and to such rules, regulations and pending proposals thereunder.


                               *   *   *   *   *

                                  Publishing

The Company publishes newspapers and shopping guides, various specialized and business periodicals and books; provides research services and also distributes information from data bases. Following is a summary of the Company's historical operating performance, by type of publication, for the last five years (000's omitted):

                                                                                           Pro Forma (b)
                                                                                          ---------------
                                   1993       1992       1991       1990       1989       1993       1992
                                   ----       ----       ----       ----       ----       ----       ----
Inches of advertising
  Newspapers (a)..............    18,953     18,396     17,550     18,421     15,844     18,953     18,396
  Specialized publications....     3,055      3,004      2,921      3,399      3,603      2,878      2,920

Advertising revenue
  Newspapers--ROP.............  $310,429   $301,182   $291,592   $307,634   $290,545   $310,429   $301,182
  Newspapers--inserts.........    58,732     55,278     51,695     49,800     44,694     58,732     55,252
  Shopping guides.............    71,853     71,137     66,370     65,834     62,111     70,633     70,232
  Specialized publications....   277,077    270,885    267,974    307,686    310,169    265,243    259,209

Circulation revenue
  Newspapers..................  $101,112   $ 96,226   $ 93,697   $ 85,933   $ 82,582   $101,112   $ 96,226
  Specialized publications....    51,182     47,253     53,024     59,471     65,882     45,800     45,016

Other operating revenue
  Newspapers..................   $21,700   $ 18,200   $ 14,323   $ 10,813   $  6,635   $ 18,540   $ 16,667
  Shopping guides.............     4,851      4,220      3,589      4,171      4,337      4,663      4,220
  Specialized publications
    Books/Music...............    28,638    118,967    116,708    111,643    108,012     28,638     30,817
    Research services,
     data base and other......    84,864     95,218     93,274     98,984     82,438     83,331     77,476

Total revenue
  Newspapers..................  $491,973   $470,886   $451,307   $454,180   $424,456   $488,813   $469,327
  Shopping guides.............    76,704     75,357     69,959     70,005     66,448     75,296     74,452
  Specialized publications....   441,761    532,323    530,980    577,784    566,501    423,012    412,518

Paid circulation at year-end
  Newspapers (Daily)..........       751        754        741        769        891        751        754
  Newspapers (Sun.)...........     1,008        992        966        958        930      1,008        992
  Specialized publications....     1,324      1,356      1,768      2,164      3,256      1,212      1,347

- ----------
(a) Does not include inserts.
(b) Excludes 1993 and 1992 acquisitions, start-ups and disposals.

Daily Newspapers

The Company publishes eight daily newspapers in eight communities (six of which have Sunday editions). The daily newspapers and their paid circulation are as follows:

                                                       Daily    Sunday
                                                       -----    ------
The Kansas City Star.......................  Morning  297,000  431,000
Fort Worth Star-Telegram...................  All Day  252,000  347,000
The Oakland Press (Pontiac, MI)............  Morning   70,000   81,000
Belleville News-Democrat (Belleville, IL)..  Morning   51,000   61,000
The Times Leader (Wilkes-Barre, PA)........  Morning   47,000   79,000
Albany Democrat-Herald (Albany, OR)........  Evening   21,000
Milford Citizen (Milford, CT)..............  Evening    7,000    9,000
The Daily Tidings (Ashland, OR)............  Evening    6,000

Weekly Newspapers

The Company publishes weekly community newspapers in seven states. The location by state, number of publications and aggregate circulation is set forth below:

                                              Number of     Aggregate
State                                        Publications  Circulation
- -----                                        ------------  -----------
Connecticut................................       26         147,000
Illinois...................................       13          55,000
Massachusetts..............................       16          53,000
Michigan...................................       12         187,000
Oregon.....................................        6          39,000
Pennsylvania...............................        1          11,000
Rhode Island...............................        4          22,000

Shopping Guides and Real Estate Magazines

The Company distributes shopping guides and real estate magazines in thirteen states. The location by state, number of publications and aggregate circulation is set forth below:

                                              Number of     Aggregate
State                                        Publications  Circulation
- -----                                        ------------  -----------
California.................................        6       1,956,000
Connecticut................................        9         208,000
Illinois...................................        1          14,000
Kansas.....................................        1         144,000
Massachusetts..............................       19         232,000
Michigan...................................        7          94,000
Missouri...................................        1         135,000
Nevada.....................................        4         114,000
Oregon.....................................        5         207,000
Pennsylvania...............................        3          89,000
Rhode Island...............................        1          23,000
Texas......................................        2          57,000
Washington.................................        4         387,000

Specialized Publications

  The Specialized Publications consists of three groups: the Diversified Publishing Group, the Fairchild Publications Group, and the Financial Services and Medical Group. Through these groups it is engaged in gathering and publishing business news and ideas for industries covered by its various publications; in the publishing of consumer, special interest, trade and agricultural publications; and in research and data base services. All of the publications are printed by outside printing contractors. Following are the significant publications and services:

         Title                                               Frequency      Circulation
         -----                                               ---------      -----------
Diversified Publishing Group
  Agricultural Publishing Group
    Farm Futures.......................................  10 times per year   225,000*
    Feedstuffs.........................................  Weekly               17,000
    Tack 'n Togs Merchandising.........................  13 times per year    23,000*

  In addition, the Agricultural Publishing Group publishes nineteen state and regional farm magazines with an aggregate circulation of 947,000, serving 35 states.
  Chilton Publications
    American Metal Market..............................  Daily               10,000
    Assembly...........................................  9 times per year    60,000*
    Automotive Body Repair News........................  Monthly             60,000*
    Automotive Industries..............................  Monthly            100,000*
    Automotive Marketing...............................  Monthly             40,000*
    Cablevision........................................  Semimonthly         14,000*
    CED (Communications Engineering and Design)........  Monthly             15,000*
    Commercial Carrier Journal.........................  Monthly             85,000*
    Distribution.......................................  Monthly             70,000*
    Electronic Component News..........................  Monthly            121,000*
    Energy User News...................................  Monthly             40,000*
    Food Engineering...................................  Monthly             60,000*
    Food Engineering International.....................  6 times per year    15,000*
    Hardware Age.......................................  Monthly             69,000*
    I&CS (Instrument & Control Systems)................  Monthly             93,000*
    IAN (Instrumentation & Automation News)............  Monthly            117,000*
    IMPO (Industrial Maintenance & Plant Operations)...  Monthly            127,000*
    Industrial Paint & Powder..........................  Monthly             37,000*
    Industrial Safety & Hygiene News...................  Monthly             60,000*
    Jewelers' Circular-Keystone........................  Monthly             29,000
    Manufacturing Systems..............................  Monthly            115,000*
    Metal Center News..................................  Monthly             15,000*
    Motor Age..........................................  Monthly            134,000*
    Multichannel News..................................  Weekly              15,000
    New Steel..........................................  Monthly             18,000*
    Outdoor Power Equipment............................  Monthly             22,000*
    Owner Operator.....................................  9 times per year    93,000*
    PIQ (Process Industries Quality)...................  6 times per year    42,000*
    Product Design and Development.....................  Monthly            161,000*

         Title                                               Frequency      Circulation
         -----                                               ---------      -----------
    Product Design and Development Europe..............  4 times per year     50,000*
    Quality............................................  Monthly              97,000*
    Review of Optometry................................  Monthly              32,000*
    Video Business.....................................  Weekly               45,000*
    Video Software Magazine............................  Monthly              22,000*
    Warehousing........................................  6 times per year     40,000*
  Los Angeles..........................................  Monthly             156,000

  The Diversified Publishing Group also includes: Chilton Enterprises which publishes automotive repair, craft and hobby books, provides custom market research and conducts trade shows; NILS Publishing Company, a data base publisher of information on insurance laws and regulations; and Grupo
  Editorial Expansion, S.A., acquired in 1993, which publishes Expansion, a biweekly business magazine with a circulation of 29,000; Obras, a monthly construction magazine with a circulation of 11,000; and various bulletins and newsletters concerning Mexican business and legal issues.
Fairchild Publications Group
    Children's Business................................  Monthly              13,000*
    Daily News Record..................................  Daily                20,000
    Footwear News......................................  Weekly               19,000
    Golf Pro Merchandiser..............................  8 times per year     12,000*
    HFD--The Weekly Home Furnishings Newspaper.........  Weekly               28,000
    Home Fashions Magazine.............................  11 times per year    10,000*
    Salon News.........................................  Monthly              80,000*
    SportStyle.........................................  18 times per year    25,000*
    Supermarket News...................................  Weekly               51,000
    W..................................................  Monthly             258,000
    W Fashion Europe...................................  10 times per year    20,000
    Women's Wear Daily.................................  Daily                55,000
Financial Services and Medical Group
  Institutional Investor
    Domestic Edition...................................  Monthly             105,000*
    International Edition..............................  Monthly              39,000*
    Infrastructure Finance.............................  Quarterly            17,000*
    Selling............................................  10 times per year    70,000
  International Medical News Group
    Clinical Psychiatry News...........................  Monthly              33,000*
    Family Practice News...............................  Semimonthly          72,000*
    Internal Medicine News.............................  Semimonthly         101,000*
    Ob. Gyn. News......................................  Semimonthly          32,000*
    Pediatric News.....................................  Monthly              36,000*
    Skin & Allergy News................................  Monthly              18,000*

- ----------
*All, or substantially all, controlled circulation.

Certain operations within the Publishing Group also publish philatelic magazines, cable guides, books, visuals, journals and newsletters, and conduct meetings and seminars.

Competition

The Company's newspapers, specialized publications and shopping guides operate in a highly competitive environment. In the Company's various news publishing activities it competes with almost all other information media, including broadcast media, and this competition may become more intense as new technologies are developed. Magazines and many newspapers publish substantial amounts of similar business news and information, and deal with the same or related special interests or industries, as those covered by the Company's specialized publications. The Company's newspapers, specialized publications and shopping guides compete for advertising with all other advertising forms of media.

Raw Materials

The primary raw materials used by the Company's Publishing Group are newsprint and other paper stock, which are purchased from paper merchants, paper mills and contract printers and are readily available from numerous suppliers.

Item 2.  Properties.

The Company's headquarters building at 77 West 66th Street in New York City houses the corporate offices and the television network administrative staff, and is owned by the Company.

The Company owns the ABC Television Center adjacent to the Company's headquarters building on West 66th Street and the ABC Radio Networks' studios at 125 West End Avenue in New York City. In Los Angeles, the Company owns the ABC Television Center. The Company leases the ABC Television Network offices in Los Angeles, the ABC News Bureau facility in Washington, DC and the computer facility in Hackensack, NJ under leases expiring on various dates through 2034. The Company's broadcast operations and engineering facility and local television studios and offices in New York City are leased, but the Company has the right to acquire such properties for a nominal sum in 1997. The Company's 80%-owned subsidiary ESPN owns ESPN Plaza in Bristol, CT from which it conducts its technical operations. The Company owns the majority of its other broadcast studios and offices and broadcast transmitter sites elsewhere, and those which it does not own are occupied under leases expiring on various dates through 2039.

The Company owns and leases publishing subsidiaries' executive, editorial and other offices and facilities in various cities. For leased properties, the leases expire on various dates through 2006. All of the significant premises occupied by the newspapers are owned by the Company.

Item 3.  Legal Proceedings.

All litigation pending during 1993 was routine and incidental to the business of the Company. For a discussion of the relevance of one item of litigation in the regulatory context, see "Licenses - Federal Regulation of Broadcasting" under
Item 1. Business.

Item 4.  Submission of Matters to a Vote of Security Holders.

The information called for by this item is not applicable.

Executive Officers of the Company

                                  Director  Officer                        Title and positions during
    Name                 Age        since    since                             the past five years
    ----                 ---      --------  ------                         --------------------------
Thomas S. Murphy         68         1957     1958    Chairman of the Board of Directors and Chief Executive Officer.  From June
                                                     1990 to February 1994 he was Chairman of the Board of Directors.  Prior to
                                                     June 1990 he was Chairman of the Board of Directors and Chief Executive
                                                     Officer.

John B. Fairchild        67         1968     1968    Executive Vice President, Chairman of Fairchild Publications Group and
                                                     Director.

Robert A. Iger           43                  1993    Executive Vice President (Senior Vice President from March 1993 to August
                                                     1993), and President of ABC Television Network Group.  Prior to January 1993
                                                     he was President of ABC Entertainment since 1989.  In 1988 and 1989 he was
                                                     Executive Vice President of ABC Television Network Group.  Prior thereto he was Vice President, Program Planning and Acquisition for ABC Sports.

Ronald J. Doerfler       52                  1977    Senior Vice President and Chief Financial Officer.

Herbert A. Granath       65                  1988    Senior Vice President, and President Cable and International Broadcast
                                                     Group.  Prior to October 1993 he was Vice President, and President of Video
                                                     Enterprises.

Michael P. Mallardi      60                  1986    Senior Vice President, and President of Broadcast Group.

Phillip J. Meek          56                  1975    Senior Vice President, and President of Publishing Group.

Stephen A. Weiswasser    53                  1986    Senior Vice President and General Counsel, and President of Multimedia
                                                     Group.  From January 1993 to August 1993 he was Senior Vice President.
                                                     Prior to January 1993 he was Senior Vice President, and Executive Vice
                                                     President of ABC News.  In 1991 he was Senior Vice President, and Executive
                                                     Vice President of ABC Television Network Group.  Prior thereto he was Senior
                                                     Vice President and General Counsel.

David Westin             41                  1991    Senior Vice President, and President of Production, ABC Television Network
                                                     Group. From March 1993 to August 1993 he was Senior Vice President and
                                                     General Counsel. From 1991 to March 1993 he was Vice President and General
                                                     Counsel. Prior to 1991 he was engaged in the practice of law as a partner in the law firm of Wilmer,Cutler & Pickering.

Alan N. Braverman        46                  1993    Vice President and Deputy General Counsel.  Prior to November 1993 he was
                                                     engaged in the practice of law as a partner in the law firm of Wilmer,
                                                     Cutler & Pickering.

Allan J. Edelson         51                  1981    Vice President and Controller.

David J. Vondrak         48                  1986    Vice President and Treasurer.

There is no relationship by blood, marriage or adoption among the officers. All officers hold office at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

The information called for by this item is included on page 41 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information called for by this item is included on pages 26 and 27 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by this item is included on pages 21 through 25 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information called for by this item is included on pages 28 through 41 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information called for by this item is not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated herein by reference to the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on May 19, 1994. Information concerning the executive officers is included in Part 1, on page K-14.

Item 11.  Executive Compensation.

Incorporated herein by reference to the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on May 19, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference to the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on May 19, 1994.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  1. & 2. Financial statements and financial statement schedules.

       The financial statements and schedules listed in the accompanying index to the consolidated financial statements are filed as part of this annual report.

       3. Exhibits.

       The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

  (b)  Reports on Form 8-K.

       None filed during Fourth Quarter 1993.

                            CAPITAL CITIES/ABC,INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
               COVERED BY REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
                             (Item 14(a) 1. & 2.)

                                                                Reference
                                                        ------------------------
                                                        Annual Report
                                                             to
                                                        Shareholders   Form 10-K
                                                        ------------   ---------
Consolidated balance sheet at December 31, 1993 and
  December 31, 1992...................................       30
For the years ended December 31, 1993, 1992 and 1991

  Consolidated statement of income....................       28

  Consolidated statement of cash flows................       29

  Consolidated statement of stockholders' equity......       32

Notes to consolidated financial statements............       33
Financial statement schedules for the years ended
 December 31, 1993, 1992 and 1991
  V    --Property, plant and equipment................                   K-20
  VI   --Accumulated depreciation and amortization of
          property, plant and equipment...............                   K-21
  VIII --Valuation and qualifying accounts............                   K-20
  X    --Supplementary income statement information...                   K-21

All other schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                               *   *   *   *   *

The consolidated financial statements of Capital Cities/ABC, Inc., listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1993, are hereby incorporated by reference. With the exception of the Items referred to in Items 1, 5, 6, 7 and 8, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this report.

- --------------------------------------------------------------------------------

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report on Form 10-K of Capital Cities/ABC, Inc. for the year ended December 31, 1993 of our report dated February 28, 1994, included in the 1993 Annual Report to Shareholders of Capital Cities/ABC, Inc.

Our audits also included the financial statement schedules of Capital Cities/ABC, Inc. listed in item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration
Statements Form S-8 No. 2-59014 for the registration of 287,195 shares of the Company's common stock, Form S-8 No. 2-86863 for the registration of 300,000 shares, Form S-8 No. 33-2196 relating to the issuance of an indeterminate number of shares, Form S-8 No. 33-11806 for the registration of 200,000 shares, Form S-8 No. 33-16206 for the registration of 300,000 shares, Form S-8 No. 33-25918 for the registration of 200,000 shares, Form S-8 No. 33-33761 for the registration of 200,000 shares, Form S-3 No. 33-38117 for the registration of Debt Securities and Warrants to purchase Debt Securities, Form S-3 No. 33-39652 for the registration of Debt Securities and Warrants to purchase Debt Securities, and Form S-8 No. 33-52563 for the registration of 60,000 shares, and in the related Prospectuses and documents constituting Prospectuses, of our above report.

ERNST & YOUNG

New York, New York
March 14, 1994

                           CAPITAL CITIES/ABC, INC.

                      INDEX TO EXHIBITS (Item 14 (a) 3.)

(3)(a) Restated Certificate of Incorporation of the Company, with amendments. Incorporated by reference to Exhibit (3)(a) to the Company's Annual Report on Form 10-K for 1989.

(3)(b)  Current By-laws of the Company.  Incorporated by reference to Exhibit
(3) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1990.

(4)(a) Capital Cities/ABC, Inc. Standard Multiple-Series Indenture Provisions dated December 7, 1990. Incorporated by reference to Exhibit (4)(a) to Registration Statement No. 33-38117.

(4)(b) Indenture, dated as of December 15, 1990, between the Company and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, with respect to Senior Debt Securities. Incorporated by reference to Exhibit (4)(b) to Registration Statement No. 33-38117.

(4)(c) Indenture, dated as of April 1, 1991 between the Company and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, with respect to Subordinated Debt Securities. Incorporated by reference to Exhibit
(4)(c) to Registration Statement No. 33-39652.

(4)(d) Revolving Credit Agreement, dated as of January 3, 1986, as amended and restated as of June 30, 1987, among the Company, Chemical Bank and certain other banks. Incorporated by reference to Exhibit (4)(d) to the Company's Annual Report on Form 10-K for 1987.

(4)(e) Second Amendment, dated as of June 30, 1989, to the Revolving Credit Agreement set forth in Exhibit (4)(d) above. Incorporated by reference to
Exhibit 4(e) to the Company's Annual Report on Form 10-K for 1989.

(4)(f) Third Amendment, dated as of April 30, 1992, to the Revolving Credit Agreement set forth in Exhibits (4)(d) and (4)(e) above. Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for 1992.

(4)(g) Other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are not being filed since the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(4)(h) Rights Agreement, dated December 14, 1989, between the Company and Harris Trust Company of New York with respect to the Preferred Share Purchase Rights. Incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 15,1989.

(10)(a) Stock Purchase Agreement between the Company and Berkshire Hathaway Inc., dated March 18, 1985. Incorporated by reference to Appendix B to the Company's and American Broadcasting Companies, Inc.'s Joint Proxy Statement-Prospectus dated May 10, 1985.

(10)(b) Stock Purchase Agreement among the Company, Berkshire Hathaway Inc., National Indemnity Company, National Fire and Marine Insurance Company, Columbia Insurance Company, Nebraska Furniture Mart, Inc. and Cornhusker Casualty Company, dated January 2, 1986. Incorporated by reference to Exhibit A to the
Schedule 13D dated January 8, 1986 filed by Berkshire Hathaway Inc. and others in regard to the Company's common stock.

(10)(c) Amendment dated October 29, 1993 to the Stock Purchase Agreement set forth in Exhibit (10)(b) above. Incorporated by reference to Exhibit 99(c) to the Company's Schedule 13E-4 dated November 2, 1993.

*(10)(d) Supplemental Profit Sharing Plan of the Company, as amended through April 9, 1992. Incorporated by reference to Exhibit (10)(c) to the Company's Annual Report on Form 10-K for 1992.

*(10)(e) Benefit Equalization Plan of the Company, as amended through January 1, 1994.

*(10)(f) Incentive Compensation Plan of the Company, as amended through December 9, 1993.

*(10)(g) Employee Stock Option Plan of the Company, as amended through December 15, 1987. Incorporated by reference to Exhibit (10)(f) to the Company's Annual Report on Form 10-K for 1992.

*(10)(h) 1991 Stock Option Plan of the Company, as amended through March 19, 1991. Incorporated by reference to Exhibit (10)(g) to the Company's Annual Report on Form 10-K for 1992.

*(10)(i) Contract dated January 2, 1968 between John B. Fairchild and Fairchild Publications, Inc., as amended by contract of June 1977 between Mr. Fairchild and Capital Cities Media, Inc. (a subsidiary of the Company) as successor to Fairchild Publications, Inc. (Mr. Fairchild is an executive officer and a director of the Company.) Incorporated by reference to Exhibit
(10)(h) to the Company's Annual Report on Form 10-K for 1992.

*(10)(j) The Company's Retirement Plan for Nonemployee Directors, as adopted by Board of Directors resolution dated March 20, 1990. Incorporated by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for 1992.

(13) The Company's 1993 Annual Report to Shareholders. (This report, except for the portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K.)

(21)       Subsidiaries of the Company.

(99)(a) Form 11-K for the Company's Savings & Investment Plan for the year ended December 31, 1993.

(99)(b)    Undertakings.

- ----------
* Executive officers' and directors' compensation plans and arrangements.

                           CAPITAL CITIES/ABC, INC.
                  PROPERTY, PLANT AND EQUIPMENT -- SCHEDULE V

                            (Thousands of Dollars)

                                               Balance at   Operating   Additions    Retire-     Other     Balance
                                               beginning    companies      at        ments      changes   at close
                                               of period    acquired      cost      or sales      (a)     of period
                                               ----------   ---------   ---------   ---------   -------   ---------
Year ended December 31, 1993:
  Land and improvements.....................   $  333,816    $  834     $  1,561    $  (1,492)            $  334,719
  Buildings and improvements................      692,772     3,285       16,266       (4,421)               707,902
  Broadcasting equipment....................      576,431       550       51,093      (27,831)               600,243
  Printing machinery and equipment..........      178,877     1,319       13,324       (5,235)               188,285
  Other, including construction-in-progress.      226,338       847       15,544       (3,865)               238,864
                                               ----------    ------     --------    ---------             ----------
                                               $2,008,234    $6,835     $ 97,788    $ (42,844)            $2,070,013
                                               ==========    ======     ========    =========             ==========

Year ended December 31, 1992:
  Land and improvements.....................   $  403,482               $    133    $ (69,799)            $  333,816
  Buildings and improvements................      633,859                 38,816      (18,683)  $38,780      692,772
  Broadcasting equipment....................      514,799    $  296       69,657       (8,321)               576,431
  Printing machinery and equipment..........      174,718        50       12,382       (8,273)               178,877
  Other, including construction-in-progress.      234,654        46       (6,252)      (2,110)               226,338
                                               ----------    ------     --------    ---------   -------   ----------
                                               $1,961,512    $  392     $114,736    $(107,186)  $38,780   $2,008,234
                                               ==========    ======     ========    =========   =======   ==========

Year ended December 31, 1991:
  Land and improvements.....................   $  403,338               $    221    $     (77)            $  403,482
  Buildings and improvements................      621,470                 20,736       (8,347)               633,859
  Broadcasting equipment....................      450,807                 68,911       (4,919)               514,799
  Printing machinery and equipment..........      171,714    $  249        7,517       (4,762)               174,718
  Other, including construction-in-progress.      213,731        51       23,613       (2,741)               234,654
                                               ----------    ------     --------    ---------             ----------
                                               $1,861,060    $  300     $120,998    $ (20,846)            $1,961,512
                                               ==========    ======     ========    =========             ==========

- ----------
(a) Represents adjustments related to the adoption of Financial Accounting Standard No. 109 "Accounting for Income Taxes."

               VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE VIII
                            (Thousands of Dollars)

                                                                   Additions             Deductions
                                                              ------------------   -----------------------
                                                  Balance at  Operating  Charged   Operating    Accounts     Balance
                                                   beginning  companies    to      companies  written-off,  at close
                                                   of period   acquired  expense   disposed       net       of period
                                                  ----------  ---------  -------   ---------  ------------  ---------
Deducted from accounts and notes receivable:
  Year ended December 31, 1993.................     $35,114     $490     $31,876                $(22,830)    $44,650
  Year ended December 31, 1992.................      38,302       24      48,458    $(8,680)     (42,990)     35,114
  Year ended December 31, 1991.................      37,840               51,941        (30)     (51,449)     38,302

                           CAPITAL CITIES/ABC, INC.
            ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                        PLANT AND EQUIPMENT--SCHEDULE VI
                            (Thousands of Dollars)

                                     Balance at               Retire-     Balance
                                     beginning     Charged      ments    at close
                                     of period  to expense   or sales   of period
                                     ---------  ----------  ---------   ---------
Year ended December 31, 1993:
  Land improvements................   $  3,301    $   448    $    (91)   $  3,658
  Buildings and improvements.......    159,049     23,195      (2,006)    180,238
  Broadcasting equipment...........    368,255     49,125     (25,871)    391,509
  Printing machinery and equipment.    104,256     12,756      (5,074)    111,938
  Other............................     57,389      9,508      (2,954)     63,943
                                      --------    -------    --------    --------
                                      $692,250    $95,032    $(35,996)   $751,286
                                      ========    =======    ========    ========
Year ended December 31, 1992:
  Land improvements................   $  2,790    $   578    $    (67)   $  3,301
  Buildings and improvements.......    141,876     23,691      (6,518)    159,049
  Broadcasting equipment...........    326,314     49,852      (7,911)    368,255
  Printing machinery and equipment.     97,262     12,294      (5,300)    104,256
  Other............................     49,995      9,249      (1,855)     57,389
                                      --------    -------    --------    --------
                                      $618,237    $95,664    $(21,651)   $692,250
                                      ========    =======    ========    ========
Year ended December 31, 1991:
  Land improvements................   $  2,404    $   386                $  2,790
  Buildings and improvements.......    124,663     22,964    $ (5,751)    141,876
  Broadcasting equipment...........    275,749     51,253        (688)    326,314
  Printing machinery and equipment.     89,093     12,140      (3,971)     97,262
  Other............................     47,560      9,294      (6,859)     49,995
                                      --------    -------    --------    --------
                                      $539,469    $96,037    $(17,269)   $618,237
                                      ========    =======    ========    ========

- ----------
   Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and improvements--10 to 55 years; broadcasting equipment--4 to 20 years; printing machinery and equipment--5 to 20 years.

             SUPPLEMENTARY INCOME STATEMENT INFORMATION--SCHEDULE X
                            (Thousands of Dollars)

                                                       Advertising
                                          Royalties       costs
                                          ---------    -----------
Year ended December 31, 1993............   $30,847       $136,817

Year ended December 31, 1992............    70,203        135,157

Year ended December 31, 1991............    66,191        133,018

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CAPITAL CITIES/ABC, INC.
                                 (Registrant)

                             /s/ THOMAS S. MURPHY
                           ------------------------
                              (Thomas S. Murphy)
               Chairman of the Board and Chief Executive Officer  March 14, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Principal Executive Officer:

    /s/ THOMAS S. MURPHY
- ---------------------------
     (Thomas S. Murphy)         March 14, 1994

Principal Financial Officer:

  /s/ RONALD J. DOERFLER
- ---------------------------
   (Ronald J. Doerfler)         March 14, 1994

Controller:

    /s/ ALLAN J. EDELSON
- ---------------------------
     (Allan J. Edelson)         March 14, 1994

Directors:

    /s/ ROBERT P. BAUMAN
- ---------------------------
     (Robert P. Bauman)         March 14, 1994

   /s/ NICHOLAS F. BRADY
- ---------------------------
    (Nicholas F. Brady)         March 14, 1994

   /s/ WARREN E. BUFFETT
- ---------------------------
    (Warren E. Buffett)         March 14, 1994

    /s/ DANIEL B. BURKE
- ---------------------------
     (Daniel B. Burke)          March 14, 1994

     /s/ FRANK T. CARY
- ---------------------------
      (Frank T. Cary)           March 14, 1994

   /s/ JOHN B. FAIRCHILD
- ---------------------------
    (John B. Fairchild)         March 14, 1994

  /s/ LEONARD H. GOLDENSON
- ---------------------------
   (Leonard H. Goldenson)       March 14, 1994

     /s/ FRANK S. JONES
- ---------------------------
      (Frank S. Jones)          March 14, 1994

   /s/ ANN DIBBLE JORDAN
- ---------------------------
    (Ann Dibble Jordan)         March 14, 1994

  /s/ JOHN H. MULLER, JR.
- ---------------------------
   (John H. Muller, Jr.)        March 14, 1994

    /s/ THOMAS S. MURPHY
- ---------------------------
      (Thomas S. Murphy)        March 14, 1994

   /s/ WYNDHAM ROBERTSON
- ---------------------------
    (Wyndham Robertson)         March 14, 1994

/s/ M. CABELL WOODWARD, JR.
- ---------------------------
 (M. Cabell Woodward, Jr.)      March 14, 1994