Form 10-Q
period 1994-04-03
CAPITAL CITIES ABC INC /NY/
filed 1994-05-11
CIK 17109

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T.



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 1994

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

                         Commission file number 1-4278

                            CAPITAL CITIES/ABC, INC.
  (Exact name of registrant as specified in its charter)

    NEW YORK                               14-1284013
(State of incorporation)                 (I.R.S. Employer
                                         Identification No.)

77 WEST 66th STREET, NEW YORK, NEW YORK      10023
(Address of principle executive offices)   (Zip Code)

Registrant's telephone number, including
area code                                  (212) 456-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No ____
                                        -----

The number of shares outstanding of the issuer's common stock as of April 29, 1994: 15,403,166 shares, excluding 2,990,330 treasury shares.

                          PART I FINANCIAL INFORMATION
                          ----------------------------
                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                  --------------------------------------------
                             (Thousands of Dollars)

                                           Three Months Ended
                                        ------------------------
                                         April 3,     March 28,
                                        -----------  -----------
                                           1994         1993
                                        -----------  -----------
Net revenues                            $1,404,949   $1,178,337
                                        ----------   ----------

Costs and expenses
 Direct operating expenses                 864,449      737,008
 Selling, general and administrative       284,989      261,293
 Depreciation                               25,935       23,652
 Amortization of intangible assets          15,814       15,448
                                        ----------   ----------
                                         1,191,187    1,037,401
                                        ----------   ----------

Operating income                           213,762      140,936

Other income (expense)
 Interest expense                          (13,031)     (21,020)
 Interest income                             3,959       10,795
 Miscellaneous, net                            791       (7,017)
                                        ----------   ----------
                                            (8,281)     (17,242)
                                        ----------   ----------
Income before income taxes                 205,481      123,694

Income taxes                                89,400       53,200
                                        ----------   ----------

Income before extraordinary charge         116,081       70,494

Extraordinary charge                             -      (12,122)
                                        ----------   ----------
Net income                              $  116,081   $   58,372
                                        ==========   ==========

Income per share
Before extraordinary charge             $     7.56   $     4.29
Extraordinary charge                             -         (.74)
                                        ----------   ----------
Net income                              $     7.56   $     3.55
                                        ==========   ==========

Dividends per common share              $      .05   $      .05
                                        ==========   ==========

Average shares outstanding                  15,345       16,435


                           CAPITAL CITIES/ABC, INC.
                           ------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                            (Thousands of Dollars)


                                                  April 3,     December 31,
                                                   1994            1993
                                               -----------     ------------
                                               (Unaudited)        (Audited)
Assets
- - - - ------
  Current assets
    Cash and short-term cash investments        $  330,001     $  264,283
    Short-term investments                         198,813        173,823
    Accounts and notes receivable, net             819,590        881,955
    Program licenses and rights                    495,017        495,125
    Other current assets                           184,621        176,966
                                                ----------     ----------
      Total current assets                       2,028,042      1,992,152
                                                ----------     ----------

  Property, plant and equipment, at cost         2,062,161      2,070,013
    Less accumulated depreciation                 (775,355)      (751,286)
                                                ----------     ----------
      Property, plant and equipment, net         1,286,806      1,318,727
                                                ----------     ----------

  Intangible assets, net                         2,028,254      2,034,680
  Program licenses and rights, noncurrent          199,175        190,925
  Other assets                                     375,768        256,134
                                                ----------     ----------
                                                $5,918,045     $5,792,618
                                                ==========     ==========

Liabilities and Stockholders' Equity
- - - - ------------------------------------
  Current liabilities
    Accounts payable                            $  150,016     $  144,249
    Accrued compensation                            72,050        102,992
    Accrued expenses and other current
      liabilities                                  242,406        210,626
    Program licenses and rights                    165,845        264,935
    Taxes on income                                203,294        142,640
    Long-term debt due within one year               3,333          5,299
                                                ----------     ----------
      Total current liabilities                    836,944        870,741

  Deferred compensation                            112,454        109,649
  Deferred income taxes                            264,218        240,935
  Program licenses and rights, noncurrent           52,938         42,233
  Other liabilities                                243,338        243,859
  Long-term debt due after one year                614,742        616,661
                                                ----------     ----------
      Total liabilities                          2,124,634      2,124,078
                                                ----------     ----------

  Minority interest                                 90,195         96,424
                                                ----------     ----------

  Stockholders' equity
    Preferred stock, no par value                        -              -
    Common stock, $1 par value
      (80,000,000 shares authorized)                18,394         18,394
    Additional paid-in capital                   1,030,554      1,030,634
    Unrealized gains/(losses) on investments        43,088              -
    Retained earnings                            4,207,997      4,092,683
                                                ----------     ----------
                                                 5,300,033      5,141,711
    Less common stock in treasury, at cost      (1,596,817)    (1,569,595)
                                                ----------     ----------
      Total stockholders' equity                 3,703,216      3,572,116
                                                ----------     ----------
                                                $5,918,045     $5,792,618
                                                ==========     ==========

                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                             (Thousands of Dollars)

                                                             Three Months Ended
                                                           ----------------------
                                                            April 3,   March 28,
                                                           ----------  ----------
                                                              1994        1993
                                                           ----------  ----------
Cash flows from operating activities
  Net income                                                $116,081   $  58,372
  Adjustments to reconcile net income to net cash
    Noncash and nonoperating items
      Depreciation                                            25,935      23,652
      Amortization of intangible assets                       15,814      15,448
      (Decrease) increase in deferred liabilities             (3,731)      1,000
      Extraordinary charge, early debt redemption                  -      12,122
      Other noncash and nonoperating items, net                  247       6,281
    Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions
      (Increase) in program assets and liabilities, net      (96,527)   (110,840)
      Decrease in accounts receivable                         65,660      81,359
      Increase in accounts payable, accrued
        expenses and other current liabilities                67,831      24,308
      (Increase) in other operating assets, net               (7,402)     (4,177)
                                                            --------   ---------
      Net cash provided by operating activities              183,908     107,525
                                                            --------   ---------

Cash flows from investing activities
  Capital expenditures                                       (30,384)    (19,938)
  (Increase) decrease in short-term investments              (26,247)     24,590
  Acquisition of operating companies and
    equity investments                                       (27,460)       (608)
  Proceeds from dispositions of real estate                   22,000           -
  Other investing activities, net                            (24,120)      9,552
                                                            --------   ---------
  Net cash (used in) provided by investing activities        (86,211)     13,596
                                                            --------   ---------

Cash flows from financing activities
  Reduction of long-term debt                                 (3,910)   (201,621)
  Common stock purchased for treasury                        (27,345)    (15,372)
  Dividends                                                     (767)       (821)
  Other financing activities, net                                 43         177
                                                            --------   ---------
Net cash (used in) financing activities                      (31,979)   (217,637)
                                                            --------   ---------

Net increase (decrease) in cash and short-term
  cash investments                                            65,718     (96,516)

Cash and short-term cash investments
  Beginning of period                                        264,283     686,928
                                                            --------   ---------
  End of period                                             $330,001   $ 590,412
                                                            ========   =========

                                *  *  *  *  *  *
Cash and short-term cash investments at April 3, 1994 and March 28, 1993 excludes $198,813,000 and $486,255,000, respectively, of highly liquid U.S. Government instruments with original maturities in excess of three months, to conform to the definition of a cash investment prescribed by the Financial Accounting Standards Board.

                            CAPITAL CITIES/ABC, INC.
                            ------------------------

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
           ----------------------------------------------------------
                       Three Months Ended April 3, 1994
                            (Thousands of Dollars)


                                              Unrealized
                                 Additional    gains/
                         Common   paid-in     (losses) on    Retained     Treasury
                         stock    capital     investments    earnings       stock         Total
                        -------  ----------   -----------   ---------     --------        -----

Balance at December
  31, 1993              $18,394  $1,030,634   $   -         $4,092,683    $(1,569,595)  $3,572,116

Adjustment to
  beginning balance
  for change in
  accounting method,
  net of income
  taxes of $32,174         -           -       46,491             -             -           46,491

Change in unrealized
  gains/(losses),
  net of income
  taxes of $2,355          -           -       (3,403)            -             -           (3,403)

Net income for
  three months             -           -         -             116,081          -          116,081

325 shares issued
  from exercise of
  employee stock
  options                  -            (80)     -                -               123           43

44,600 shares
  purchased for
  treasury                 -           -         -                -           (27,345)     (27,345)

Dividends                  -           -         -                (767)         -             (767)
                        -------  ----------   -------      -----------    -----------   ----------
Balance at
 April 3, 1994          $18,394  $1,030,554   $43,088       $4,207,997    $(1,596,817)  $3,703,216
                        =======  ==========   =======       ==========    ===========   ==========


                            CAPITAL CITIES/ABC, INC.
                            ------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


(1) The results presented in the financial statements are unaudited, but in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations.

(2) As of January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect as of January 1, 1994 of adopting Statement 115 increased the opening balance of stockholders' equity by $46,491,000 (net of $32,174,000 of deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost or lower of cost or market.

     Short-term investments which consist of highly liquid U.S. Government instruments with original maturities in excess of three months are classified as available-for-sale and as of April 3, 1994, have a cost of $200,070,000 and a fair value of $198,813,000. Also classified as available-for-sale are marketable equity securities which are included in "Other assets" on the balance sheet with a cost of $5,570,000 and a market value of $79,734,000.

     Cash and short-term cash investments include $305,794,000 of securities which are classified as held-to-maturity. They consist primarily of highly liquid U.S. Government obligations with maturities of three months or less and are carried at amortized cost, which approximates market.

(3) The cumulative effect of adopting Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits" is immaterial, and therefore, no adjustment was deemed necessary.

                            CAPITAL CITIES/ABC, INC.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

   A summary of the Company's operations by business segment for the first quarter is as follows (in thousands of dollars):

                                            Three Months Ended
                                         ------------------------
                                          April 3,     March 28,
                                         -----------  -----------
                                            1994         1993
                                         -----------  -----------

  Broadcasting
  ------------

  Net revenues                           $1,144,949   $  946,946
                                         ----------   ----------
    Direct operating costs                  935,946      807,375
    Amortization of intangible assets        11,748       11,887
                                         ----------   ----------
  Costs and expenses                        947,694      819,262
                                         ----------   ----------
  Income from operations                 $  197,255   $  127,684
                                         ==========   ==========

  Publishing
  ----------

  Net revenues                           $  260,000   $  231,391
                                         ----------   ----------
    Direct operating costs                  228,266      204,962
    Amortization of intangible assets         4,066        3,561
                                         ----------   ----------
  Costs and expenses                        232,332      208,523
                                         ----------   ----------
  Income from operations                 $   27,668   $   22,868
                                         ==========   ==========

  Consolidated
  ------------

  Net revenues                           $1,404,949   $1,178,337
                                         ==========   ==========
  Income from operations                    224,923      150,552
    General corporate expense               (11,161)      (9,616)
                                         ----------   ----------
  Operating income                       $  213,762   $  140,936
                                         ==========   ==========

  Results of Operations
  ---------------------

        As a result of the Company's fiscal calendar, the first quarter of 1994 had six more days than the first quarter of 1993 (the fourth quarter of 1994 will have six fewer days). In addition, the broadcast of the Academy Awards occurred in the first quarter of 1994 versus the second quarter of 1993.

        Consolidated net revenues for the first quarter of 1994 were $1,404,949,000, up 19% from the $1,178,337,000 reported in 1993.
   Broadcasting net revenues for the first quarter of 1994 were $1,144,949,000 compared with $946,946,000 in 1993, a 21% increase. Excluding the six additional days in 1994 and the first quarter broadcast of the Academy Awards, total Company and broadcasting net revenues increased approximately 10% and 11%, respectively. The ABC Television Network and the Company's television stations reported a significant increase in revenues in the first quarter of 1994. These increases were due to greater advertising demand as well as the quarter-to-quarter differences discussed above. The ABC Television Network and television stations revenue gains were achieved despite the broadcast of the Winter Olympics on another network. Cable and International operations reported very significant revenue increases, with most of the gain recorded at ESPN. Radio revenues rose significantly as a result of greater advertising demand and the additional days in the first quarter of 1994. Publishing revenues increased 12%. The newspaper operations reported significant increases and the specialized publications, excluding acquisitions, dispositions and start-ups, reported moderate gains. The newspaper operations also benefited by the six additional days in 1994's first quarter.

        Total costs and expenses for the first quarter of 1994 were $1,191,187,000 compared with $1,037,401,000 in 1993, a 15% increase.
   Excluding the quarter-to-quarter differences discussed above, total company expenses increased approximately 7%. Broadcasting costs in 1994 increased 16% from 1993. Absent the quarter-to-quarter differences previously noted, broadcasting costs increased 7%. Network and television station expenses rose only moderately after the quarter-to-quarter differences are excluded, while radio costs rose significantly due to higher programming and general and administrative expense. Costs at the Cable and International Group increased significantly, mainly due to higher programming expenses at ESPN. Publishing expenses increased 11% in 1994 due to higher circulation, advertising and general and administrative expenses at both the newspaper and specialized publications operations.

        Operating income for the first quarter of 1994 was $213,762,000, an increase of 52% from 1993, with broadcasting increasing 54%. Excluding the six additional days in the quarter and the broadcast of the Academy Awards, operating income increased 34% in the first quarter of 1994 compared with 1993. The ABC Television Network and television station operating income increased significantly, partially as a result of the above factors, and partially because of improved advertiser demand. ESPN and the radio operations also reported significant earnings gains. Publishing operating income increased 21%, primarily due to gains reported at the newspaper operations. Excluding the effects of acquisitions, dispositions and start-ups, publishing earnings increased 27%.

        Net financial expense (interest expense less interest income) for the first quarter of 1994 decreased $1,153,000 from 1993. Interest expense decreased $7,989,000, primarily as a result of a reduction of outstanding long-term debt. Interest income was $6,836,000 lower in the first quarter of 1994 primarily due to the substantial use of cash for long-term debt reductions and repurchases of common stock and lower interest rates. Interest of $1,873,000 and $2,695,000 was capitalized in the first quarter of 1994 and 1993, respectively.

        The Company's income tax provision for the first quarter of 1994 has been computed by applying the estimated 1994 annual effective income tax rate of 43.5% to income before taxes. For the full year 1993, the effective tax rate was 43.6%.

        Consolidated net income for the first quarter of 1994 was $116,081,000, compared with $70,494,000 reported in 1993 (before an extraordinary charge), an increase of 65%. Earnings per share for the first quarter of 1994 were a record $7.56, an increase of 76% from the $4.29 reported in 1993 (before an extraordinary charge). The six additional days in the first quarter of 1994 and the first quarter broadcast of the Academy Awards increased earnings per share by approximately $1.00 (after-tax). Average shares outstanding for 1994 were 15,345,000 compared with 16,435,000 in 1993, the decline reflecting repurchases of the Company's common stock during 1993 and 1994.

        During the first quarter of 1993, the Company redeemed $200,000,000 of 8 1/4% notes due 1996 and called for the redemption of $300,000,000 of 8 3/4% sinking fund debentures due 2016. An extraordinary charge of $12,122,000 (net of income taxes), or $0.74 per share, resulted from these transactions.

   Liquidity and Capital Resources
   -------------------------------

   Net Cash Provided By Operating Activities
   -----------------------------------------

        For the first quarter of 1994, net cash provided by operating activities was $183,908,000, an increase of $76,383,000 from the $107,525,000 reported in 1993. The increase was primarily attributable to higher 1994 net income, a smaller increase in net program licenses and rights and favorable changes in other working capital accounts.

   Net Cash Used In Investing Activities
   -------------------------------------

        For the first quarter of 1994, net cash used in investing activities was $86,211,000, an increased use of $99,807,000 from the $13,596,000 provided in
   1993. A higher level of capital spending and acquisition activity as well as an increase in short-term investments in 1994 compared with a decrease of such investments in 1993 accounted for most of the increased use of cash in investing activities.

   Net Cash Used In Financing Activities
   -------------------------------------

        For the first quarter of 1994, net cash used in financing activities was $31,979,000, a decrease of $185,658,000 from the $217,637,000 used in 1993.
   The decrease was primarily attributable to a substantial reduction in long-term debt payments partially offset by an increase of common stock repurchases.

        At April 3, 1994, cash and short-term cash investments were $330,001,000, an increase of $65,718,000 from December 31, 1993. However, after the inclusion of short-term investments, the balance at April 3, 1994 aggregated $528,814,000, an increase of $90,708,000 from $438,106,000 at
   December 31, 1993. The Company's policy is very conservative with respect to investment of its cash. At April 3, 1994, substantially all of the Company's cash was invested in highly liquid United States Government securities with a weighted average life to maturity of 114 days. The Financial Accounting Standards Board requirements arbitrarily define cash equivalents as those investments with original maturities at the date of purchase of three months or less. At April 3, 1994, $198,813,000 of the Company's investments did not meet the definition of a cash equivalent and are therefore classified in the consolidated financial statements as short-term investments. The Company believes that this distinction is not meaningful with respect to the statement of its cash and cash equivalents position.

        Interest paid during the first quarter of 1994 and 1993 was $14,847,000 and $35,739,000, respectively. Income taxes paid, net of refunds received, during the first quarter of 1994 and 1993 was $44,172,000 and $21,326,000, respectively.

        Interest-bearing debt at April 3, 1994 and December 31, 1993 was as follows (000's omitted):

                                       April 3,  December 31,
                                       --------  ------------
                                         1994        1993
                                       --------  ------------

  Commercial paper supported by
    bank revolving credit agreement    $100,000      $100,000
  8 7/8% notes due 2000                 250,000       250,000
  8 3/4% debentures due 2021            250,000       250,000
  Other long-term debt                   18,075        21,960
                                       --------      --------
                                       $618,075      $621,960
                                       ========      ========

        A subsidiary of the Company has issued commercial paper, $100,000,000 of which is outstanding at April 3, 1994, at a weighted average interest rate of 3.32%. The commercial paper is supported by a $1,000,000,000 bank revolving credit agreement terminating on June 30, 1995, unless otherwise extended.
   The amount of commercial paper outstanding at April 3, 1994 is classified as long-term, since the Company intends to renew or replace with long-term borrowings all, or substantially all, of the commercial paper. However, the amount of commercial paper outstanding in 1994 is expected to fluctuate and may be reduced from time to time.

        The Company has unconditionally guaranteed the commercial paper and any borrowings which may be made by a subsidiary under the bank revolving credit agreement.

        During 1991, the Securities and Exchange Commission declared effective a shelf registration statement of the Company which allows for issuance of up to $500,000,000 in additional debt securities.

        At April 3, 1994 and at December 31, 1993, interest-bearing debt represented 13% and 14%, respectively, of the Company's total capitalization.

        Capital expenditures in the first quarter of 1994 were $30,384,000. The Company anticipates total 1994 capital expenditures for property, plant and equipment will be approximately $145,000,000.

        As the operator of the ABC Television Network, ESPN and eight television stations, the Company will continue to enter into commitments to purchase the broadcast rights to various sports events, feature films and other programming. Total commitments to purchase broadcast programming approximated $3,415,000,000 at April 3, 1994. This amount is substantially payable over the next five years. The Company plans to fund its operations and commitments from internally generated funds and, if needed, from the various external sources of funds which are available.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------


ITEM 1.  Legal Proceedings
         -----------------

         Not applicable.

ITEM 2.  Changes in Securities
         ---------------------

         Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

ITEM 5.  Other Information
         -----------------

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              None filed during First Quarter 1994.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL CITIES/ABC, INC.
                              ----------------------------------
                                     (Registrant)



Date: May 6, 1994             /S/   Ronald J. Doerfler
                              ----------------------------------
                              Ronald J. Doerfler
                              Senior Vice President and
                              Chief Financial Officer