Form 10-Q
period 1994-07-03
CAPITAL CITIES ABC INC /NY/
filed 1994-08-10
CIK 17109

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 1994

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

                         Commission file number 1-4278

                            CAPITAL CITIES/ABC, INC.
   (Exact name of registrant as specified in its charter)

    NEW YORK                               14-1284013
(State of incorporation)                 (I.R.S. Employer
                                         Identification No.)

77 WEST 66th STREET, NEW YORK, NEW YORK      10023
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including
area code                                  (212) 456-7777

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

The number of shares outstanding of the issuer's common stock as of July 29, 1994: 154,036,590 shares, excluding 29,898,370 treasury shares.

                          PART 1 FINANCIAL INFORMATION
                          ----------------------------
                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                  --------------------------------------------
                             (Thousands of Dollars)

                                     Three Months Ended                Six Months Ended
                                     ------------------                ----------------
                                    July 3,     June 27,              July 3,   June 27,
                                    -------     --------              -------   --------
                                     1994         1993                 1994       1993
                                     ----         ----                 ----       ----

Net revenues                    $1,538,092      $1,438,826         $2,943,041   $2,617,163
                                ----------      ----------         ----------   ----------

Costs and expenses
  Direct operating expenses        857,361         871,488          1,721,810    1,608,496
  Selling, general and
    administrative                 295,047         257,874            580,036      519,167
  Depreciation                      27,558          23,588             53,493       47,240
  Amortization of intangible
    assets                          15,800          15,190             31,614       30,638
                                ----------      ----------         ----------   ----------
                                 1,195,766       1,168,140          2,386,953    2,205,541
                                ----------      ----------         ----------   ----------

Operating income                   342,326         270,686            556,088      411,622

Other income (expense)
  Interest expense                 (13,406)        (13,972)           (26,437)     (34,992)
  Interest income                    3,406           8,194              7,365       18,989
  Miscellaneous, net                 2,962           2,269              3,753       (4,748)
                                ----------      ----------         ----------   ----------
                                    (7,038)         (3,509)           (15,319)     (20,751)
                                ----------      ----------         ----------   ----------

Income before income taxes         335,288         267,177            540,769      390,871

Income taxes                       145,800         115,300            235,200      168,500
                                ----------      ----------         ----------   ----------

Income before extraordinary
  charge                           189,488         151,877            305,569      222,371
Extraordinary charge                  -               -                  -         (12,122)
                                ----------      ----------         ----------   ----------
Net income                      $  189,488      $  151,877         $  305,569   $  210,249
                                ==========      ==========         ==========   ==========

Income per share
Before extraordinary charge     $     1.23      $     0.92         $     1.99   $     1.35
Extraordinary charge
                                      -               -                  -           (0.07)
 Net income                     ----------      ----------         ----------   ----------
                                $     1.23      $     0.92         $     1.99   $     1.28
                                ==========      ==========         ==========   ==========

Dividends per common share      $     0.05      $    0.005         $    0.055   $     0.01
                                ==========      ==========         ==========   ==========

Average shares outstanding         154,030         164,850            153,745      164,600
                                ==========      ==========         ==========   ==========
  (000's)

                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Thousands of Dollars)

                                                  July 3,       December 31,
                                                   1994             1993
                                               ------------     ------------
                                                (Unaudited)      (Audited)
Assets
- - ------
  Current assets
    Cash and short-term cash investments        $  355,258      $  264,283
    Short-term investments                         236,589         173,823
    Accounts and notes receivable, net             849,890         881,955
    Program licenses and rights                    377,803         495,125
    Other current assets                           192,071         176,966
                                                 ---------       ---------
      Total current assets                       2,011,611       1,992,152
                                                 ---------       ---------

  Property, plant and equipment, at cost         2,086,620       2,070,013
    Less accumulated depreciation                 (798,821)       (751,286)
                                                 ---------       ---------
      Property, plant and equipment, net         1,287,799       1,318,727
                                                 ---------       ---------

  Intangible assets, net                         2,026,195       2,034,680
  Program licenses and rights, noncurrent          198,412         190,925
  Other assets                                     548,636         256,134
                                                 ---------       ---------
                                                $6,072,653      $5,792,618
                                                 =========       =========

Liabilities and Stockholders' Equity
- - ------------------------------------
  Current liabilities
    Accounts payable                            $  125,484      $  144,249
    Accrued compensation                            91,634         102,992
    Accrued expenses and other current
      liabilities                                  238,096         210,626
    Program licenses and rights                    162,232         264,935
    Taxes on income                                161,748         142,640
    Long-term debt due within one year               3,694           5,299
                                                 ---------        --------
      Total current liabilities                    782,888         870,741

  Deferred compensation                            123,951         109,649
  Deferred income taxes                            264,592         240,935
  Program licenses and rights, noncurrent           45,435          42,233
  Other liabilities                                224,456         243,859
  Long-term debt due after one year                612,742         616,661
                                                 ---------       ---------
      Total liabilities                          2,054,064       2,124,078
                                                 ---------       ---------

  Minority interest                                 99,323          96,424
                                                 ---------       ---------

  Stockholders' equity
    Preferred stock, no par value                     -               -
    Common stock, $0.10 par value
      (300,000,000 shares authorized)               18,394          18,394
    Additional paid-in capital                   1,035,831       1,030,634
    Unrealized gains/(losses) on investments        47,699            -
    Retained earnings                            4,389,783       4,092,683
                                                 ---------       ---------
                                                 5,491,707       5,141,711
    Less common stock in treasury, at cost      (1,572,441)     (1,569,595)
                                                 ---------       ---------


      Total stockholders' equity                 3,919,266       3,572,116
                                                 ---------       ---------
                                                $6,072,653      $5,792,618
                                                 =========       =========

                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                             (Thousands of Dollars)

                                                            Six Months Ended
                                                         ----------------------
                                                          July 3,     June 27,
                                                         ----------  ----------
                                                            1994        1993
                                                         ----------  ----------
Cash flows from operating activities
  Net income                                             $ 305,569   $ 210,249
  Adjustments to reconcile net income to net cash
    Noncash and nonoperating items
      Depreciation                                          53,493      47,240
      Amortization of intangible assets                     31,614      30,638
      Increase (decrease) in deferred liabilities            4,949     (22,128)
      Extraordinary charge, early debt redemption             -         12,122
      Other noncash and nonoperating items, net               (747)      7,042
    Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions
      Decrease in program assets and liabilities, net       10,334      12,889
      Decrease (increase) in accounts receivable            35,360      (1,126)
      Increase in accounts payable, accrued
        expenses and other current liabilities              17,027      28,657
      (Increase) decrease in other operating
        assets, net                                        (14,456)     17,961
                                                         ---------   ---------
Net cash provided by operating activities                  443,143     343,544
                                                         ---------   ---------

Cash flows from investing activities
  Capital expenditures                                     (60,380)    (43,955)
  Acquisition of operating companies and
    equity investments                                    (208,490)    (19,619)
  (Increase) in short-term investments                     (64,003)     (5,027)
  Proceeds from dispositions of real estate                 22,000        -
  Proceeds from dispositions of operating companies           -         12,300
  Other investing activities, net                          (29,628)     20,534
                                                         ---------   ---------
  Net cash used in investing activities                   (340,501)    (35,767)
                                                         ---------   ---------

Cash flows from financing activities
  Reduction of long-term debt                               (5,549)   (501,713)
  Common stock purchased for treasury                      (27,444)    (15,772)
  Common stock issued under Employee Stock Plans            29,795      27,581
  Dividends                                                 (8,469)     (1,645)
  Premium on early redemption of debt                         -        (15,915)
                                                         ---------   ---------
Net cash used in financing activities                      (11,667)   (507,464)
                                                         ---------   ---------

Net increase (decrease) in cash and short-term
  cash investments                                          90,975    (199,687)

Cash and short-term cash investments
  Beginning of period                                      264,283     686,928
                                                         ---------   ---------
  End of period                                          $ 355,258   $ 487,241
                                                         =========   =========

                                *  *  *  *  *  *
Cash and short-term cash investments at July 3, 1994 and June 27, 1993 excludes $236,589,000 and $515,872,000, respectively, of highly liquid U.S. Government instruments with original maturities in excess of three months, to conform to the definition of a cash investment prescribed by the Financial Accounting Standards Board.

                            CAPITAL CITIES/ABC, INC.
                            ------------------------

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
           ----------------------------------------------------------
                         Six Months Ended July 3, 1994
                           (Thousands of Dollars)



                                              Unrealized
                                 Additional     gains/
                        Common     paid-in    (losses) on    Retained     Treasury
                         stock     capital    investments    earnings       stock         Total
                        -------  -----------  -----------  ------------  ------------  -----------
Balance at December
  31, 1993              $18,394  $1,030,634     $  -        $4,092,683   $(1,569,595)  $3,572,116

Adjustment to
  beginning balance
  for change in
  accounting method,
  net of income
  taxes of $32,174         -           -         46,491           -             -          46,491

Change in unrealized
  gains/(losses),
  net of income
  taxes of $836            -           -          1,208           -             -           1,208

Net income for
  six months               -           -           -           305,569          -         305,569

648,480 shares
  issued under
  Employee Stock
  Purchase Plan            -          5,277        -              -           24,475       29,752

3,250 shares issued
  from exercise of
  employee stock
  options                  -            (80)       -              -              123           43

446,000 shares
  purchased for
  treasury                 -           -           -              -          (27,444)     (27,444)

Dividends                  -           -           -            (8,469)         -          (8,469)
                         ------   ---------      ------      ---------    ----------    ---------
Balance at
 July 3, 1994           $18,394  $1,035,831     $47,699     $4,389,783   $(1,572,441)  $3,919,266
                         ======   =========      ======      =========    ==========    =========

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

(2) Earnings per share and average shares outstanding for 1993, dividends per share and the number of shares issued under employee stock plans and for treasury purchases have been restated to reflect the Company's ten-for-one stock split which became effective June 3, 1994.

                            CAPITAL CITIES/ABC, INC.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

A summary of the Company's operations by business segment for the second quarter and six month periods is as follows (in thousands of dollars):

                                   Three Months Ended            Six Months Ended
                                   ------------------            ----------------
                                  July 3,      June 27,         July 3,   June 27,
                                  -------      --------         -------   --------
                                    1994         1993             1994      1993
                                    ----         ----             ----      ----

Broadcasting
- - ------------

Net revenues                   $1,257,116     $1,182,974     $2,402,065  $2,129,920
                                ---------      ---------      ---------   ---------
  Direct operating costs          938,045        926,846      1,873,991   1,734,221
  Amortization of
    intangible assets              11,776         11,642         23,524      23,529
                                ---------      ---------      ---------   ---------
    Costs and expenses            949,821        938,488      1,897,515   1,757,750
                                ---------      ---------      ---------   ---------
Income from operations         $  307,295     $  244,486     $  504,550  $  372,170
                                =========      =========      =========   =========


Publishing
- - ----------

Net revenues                   $  280,976     $  255,852     $  540,976  $  487,243
                                ---------      ---------      ---------   ---------
  Direct operating costs          233,546        216,012        461,812     420,974
  Amortization of
    intangible assets               4,024          3,548          8,090       7,109
                                ---------      ---------      ---------   ---------
Costs and expenses                237,570        219,560        469,902     428,083
                                ---------      ---------      ---------   ---------
Income from operations         $   43,406     $   36,292     $   71,074  $   59,160
                                =========      =========      =========   =========


Consolidated
- - ------------

Net revenues                   $1,538,092     $1,438,826     $2,943,041  $2,617,163
                                =========      =========      =========   =========
Income from operations         $  350,701     $  280,778     $  575,624  $  431,330
  General corporate
    expense                         8,375         10,092         19,536      19,708
                                ---------      ---------      ---------   ---------
Operating income               $  342,326     $  270,686     $  556,088  $  411,622
                                =========      =========      =========   =========

Second Quarter 1994 Compared with Second Quarter 1993
- - -----------------------------------------------------

Results of Operations
- - ---------------------

     Consolidated  net   revenues  for  the  second  quarter  of  1994  were
$1,538,092,000, up 7% from the  $1,438,826,000 reported in 1993.  Broadcasting net revenues for the second quarter of 1994 were $1,257,116,000, compared with $1,182,974,000 in 1993, a 6% increase. Net revenues for the ABC Television

Network increased moderately, while the television stations reported a slight
decline in revenue.   Results at both groups reflected the absence of the
Academy Awards which was broadcast in the second quarter of 1993 versus the first quarter of 1994. ESPN continues to report substantial revenue increases, while radio operations also reported significant growth. Publishing Group revenues increased 10%, with newspapers and specialized publications both reporting increases.

     Total costs and expenses for the second quarter of 1994 were $1,195,766,000 compared with $1,168,140,000 in 1993, a 2% increase. Broadcasting costs in the second quarter of 1994 increased 1% from 1993. Costs and expenses for the ABC Television Network increased only slightly, partially due to the absence of the Academy Awards, which was telecast in the first quarter of 1994 versus the second quarter of 1993. Television station expenses decreased moderately, mainly due to the resolution of a long-standing music license fee dispute. ESPN expenses decreased slightly primarily reflecting the effects of a substantially reduced commitment for the broadcast of Major League Baseball. This reduction was partially offset by other programming increases and the start-up of ESPN2. Costs at the Company's radio operations increased significantly, mainly due to higher programming expense as well as the acquisition of second FM stations in Atlanta and Minneapolis. Publishing Group costs increased 8% from 1993, due to higher general and administrative expenses and the effect of acquisitions and start-ups.

     Operating income for the second quarter of 1994 was $342,326,000 compared with $270,686,000 reported in 1993, an increase of 26%. The ABC Television Network reported a significant gain in operating income due to increased advertiser demand combined with favorable cost comparisons, while the television stations' earnings increased slightly. ESPN and the radio operations reported very significant earnings increases. Publishing earnings increased 20%, with significant gains reported at both the newspapers and specialized publications.

     Net financial expense (interest expense less interest income) for the second quarter of 1994 increased $4,222,000 from 1993. Interest expense decreased $566,000, primarily as a result of a reduction of outstanding long-term debt. Interest income was $4,788,000 lower in the second quarter of 1994 due to the use of cash for long-term debt redemptions and repurchases of common stock as well as lower interest rates in 1994. Interest of $730,000 and $2,593,000 was capitalized in the second quarter of 1994 and 1993, respectively.

     Consolidated net income for the second quarter of 1994 was $189,488,000 compared with $151,877,000 reported for the same period of 1993. Earnings per share for the second quarter of 1994 were $1.23, an increase of 34% from the $0.92 reported in last year's comparable quarter. Average shares outstanding for the second quarter of 1994 were 154,030,000 compared with 164,850,000 in 1993, the decrease resulting from repurchases of the Company's common stock during 1993 and 1994. Earnings per share and average shares outstanding for 1993 have been restated to reflect the Company's ten-for-one stock split which became effective June 3, 1994.

First Half of 1994 Compared with First Half of 1993
- - ---------------------------------------------------

Results of Operations
- - ---------------------

     As a consequence of the Company's fiscal calendar, the first half of 1994 had six more days than the first half of 1993 (the fourth quarter of 1994 will have six fewer days) resulting in a slight increase in net revenues, expenses and operating income.

     Consolidated net revenues for the first half of 1994 were $2,943,041,000, an increase of 12% from the $2,617,163,000 reported in 1993. Broadcasting net revenues for the first half of 1994 were $2,402,065,000, compared with $2,129,920,000 in 1993, a 13% increase. Net revenues for the ABC Television Network increased significantly due to greater advertising demand. Television station revenues increased moderately, while radio operations reported significant revenue gains. ESPN reported very significant revenue increases. Publishing Group revenues increased 11%. The newspaper operations reported significant increases, and the specialized publications, excluding acquisitions, dispositions and start-ups, reported moderate gains.

     Total expenses for the first half of 1994 were $2,386,953,000, compared with $2,205,541,000 in 1993, an 8% increase, with broadcasting costs also increasing 8%. Costs and expenses for the ABC Television Network increased moderately in 1994. Television station expenses decreased slightly due to the favorable music license fee settlement, partially offset by increased programming and news coverage costs. Costs for ESPN increased substantially due to higher programming and production costs as well as costs associated with the launch of ESPN2. Reduced rights cost for the telecast of Major League Baseball at ESPN were favorable in the first six months of 1994. Costs at the Company's radio operations increased significantly, primarily due to higher programming expense and the effect of two recent FM station acquisitions. Publishing Group costs increased 10% from 1993. Newspaper operations reported moderate cost increases as a result of higher circulation, advertising and general and administrative costs, while the specialized publications also reported moderate increases.

     Operating income for the first half of 1994 was $556,088,000 compared with $411,622,000 reported in 1993, an increase of 35%. Operating income for the ABC Television Network, ESPN and the radio operations each increased very significantly over 1993. Television station operating earnings were up substantially. Publishing Group operating income increased 20%, with the newspaper and specialized publications both reporting increases.

     Net financial expense (interest expense less interest income) for the first half of 1994 increased $3,069,000 from 1993. Interest expense decreased $8,555,000 primarily as a result of a reduction of outstanding long-term debt. Interest income was $11,624,000 lower in the first half of 1994 due to the use of cash for long-term debt redemptions and repurchases of common stock as well as lower interest rates in 1994. Interest of $2,603,000 and $5,288,000 was capitalized in the first half of 1994 and 1993, respectively.

     The Company's income tax provision for the first half of 1994 has been computed by applying the estimated 1994 annual effective income tax rate of 43.5% to income before taxes. For the full year 1993, the effective tax rate was 43.6%.

     Consolidated net income for the first six months of 1994 was $305,569,000, compared with $222,371,000 reported in 1993 (before an extraordinary charge). Earnings per share for 1994 were $1.99, an increase of 47% from the $1.35 reported in 1993 (before an extraordinary charge). Average shares outstanding for 1994 were 153,745,000 compared with 164,600,000 in 1993, the decline resulting from repurchases of the Company's common stock during 1993 and the first half of 1994. The 1993 earnings per share and average shares outstanding have been restated to reflect the June 1994 ten-for-one stock split.

     In the first half of 1993, an extraordinary charge (after-tax) of $12,122,000, or $0.07 per share, was recorded relating to early debt redemptions.

Liquidity and Capital Resources
- - -------------------------------

Net Cash Provided By Operating Activities
- - -----------------------------------------

     For the first half of 1994, net cash provided by operating activities was $443,143,000, an increase of $99,599,000 from the $343,544,000 reported in 1993.
The increase was primarily attributable to higher 1994 net income.

Net Cash Used In Investing Activities
- - -------------------------------------

     For the first half of 1994, net cash used in investing activities was $340,501,000, an increase of $304,734,000 from the $35,767,000 used in the prior year. A higher level of capital spending, an increase in acquisition activity and an increase in short-term investments accounted for most of the increased use of cash.

Net Cash Used In Financing Activities
- - -------------------------------------

     For the first half of 1994, net cash used in financing activities was $11,667,000, a decrease of $495,797,000 from the $507,464,000 used in 1993. The decrease was primarily attributable to a substantial reduction in long-term debt payments partially offset by an increase of common stock repurchases and dividends paid.

     At July 3, 1994, cash and short-term cash investments were $355,258,000, an increase of $90,975,000 from December 31, 1993. However, after the inclusion of short-term investments, the balance at July 3, 1994 aggregated $591,847,000, an increase of $153,741,000 from $438,106,000 at December 31, 1993. The Company's policy is very conservative with respect to investment of its cash. At July 3, 1994, substantially all of the Company's cash was invested in highly liquid United States Government securities with a weighted average life to maturity of 168 days. The Financial Accounting Standards Board requirements arbitrarily define cash equivalents as those investments with original maturities at the date of purchase of three months or less. At July 3, 1994, $236,589,000 of the Company's investments did not meet the definition of a cash equivalent and are therefore classified in the consolidated financial statements as short-term investments. The Company believes that this distinction is not meaningful with respect to the statement of its cash and cash equivalents position.

     Interest paid during the first six months of 1994 and 1993 was $28,942,000 and $53,445,000, respectively. Income taxes paid, net of refunds received, during the first six months of 1994 and 1993 was $230,987,000 and $155,910,000, respectively.

     Interest-bearing debt at July 3, 1994 and December 31, 1993 was as follows (000's omitted):

                                     July 3,   December 31,
                                     --------  ------------
                                       1994        1993
                                     --------  ------------

Commercial paper supported by
  bank revolving credit agreement    $100,000      $100,000
8 7/8% notes due 2000                 250,000       250,000
8 3/4% debentures due 2021            250,000       250,000
Other long-term debt                   16,436        21,960
                                     --------      --------
                                     $616,436      $621,960
                                     ========      ========

     A subsidiary of the Company has issued commercial paper, $100,000,000 of which is outstanding at July 3, 1994, at a weighted average interest rate of 4.45%. The commercial paper is supported by a $1,000,000,000 bank revolving credit agreement terminating on June 30, 1995, unless otherwise extended. The amount of commercial paper outstanding at July 3, 1994 is classified as long-term, since the Company intends to renew or replace with long-term borrowings all, or substantially all, of the commercial paper. However, the amount of commercial paper outstanding in 1994 is expected to fluctuate and may be reduced from time to time.

     The Company has unconditionally guaranteed the commercial paper and any borrowings which may be made by a subsidiary under the bank revolving credit agreement.

     During 1991, the Securities and Exchange Commission declared effective a shelf registration statement of the Company which allows for issuance of up to $500,000,000 in additional debt securities.

     At July 3, 1994 and at December 31, 1993, interest-bearing debt represented 13% and 14%, respectively, of the Company's total capitalization.

     Capital expenditures in the first six months of 1994 were $60,380,000. The Company anticipates 1994 capital expenditures for property, plant and equipment will be approximately $160,000,000.

     As the operator of the ABC Television Network, the ESPN cable services and eight television stations, the Company will continue to enter into commitments to purchase the broadcast rights to various sports events, feature films and other programming. Total commitments to purchase broadcast programming approximated $3,996,000,000 at July 3, 1994. This amount is substantially payable over the next five years. The Company plans to fund its operations and commitments from internally generated funds and, if needed, from the various external sources of funds which are available.

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

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

     (a)  The Annual Meeting of Shareholders of the
          Company was held on May 19, 1994. Proxies were solicited in connection with such meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     (b)  Not applicable.

     (c) At the meeting the following matters were voted upon by the shareholders:

          (1)  Election of directors:

          The following persons were nominated and received the votes as indicated:

Name                            For      Withheld
- - ----                        -----------  --------

   Robert P. Bauman          13,113,186   319,064
   Nicholas F. Brady         13,102,298   329,952
   Warren E. Buffett         13,103,690   328,560
   Daniel B. Burke           13,112,473   319,777
   Frank T. Cary             13,112,528   319,722
   John B. Fairchild         13,103,096   329,154
   Leonard H. Goldenson      13,112,629   319,621
   Frank S. Jones            13,112,868   319,382
   Ann Dibble Jordan         13,113,514   318,736
   John H. Muller, Jr.       13,113,628   318,622
   Thomas S. Murphy          13,112,742   319,508
   Wyndham Robertson         13,113,599   318,651
   M. Cabell Woodward, Jr.   13,113,507   318,743

     (2)  Proposal to ratify the appointment of
          Ernst & Young as the Company's
          independent auditors for 1994:

    For                         Against                 Abstain
    ----                        -------                 -------

   13,408,731                    10,171                  13,348

(3) Proposal to amend the Certificate of Incorporation to increase the authorized shares, and reduce the par value, of the Common Stock:


    For                         Against                 Abstain
    ----                        -------                 -------

   13,242,221                   109,867                 80,162

(4) Proposal to approve the Employee Stock
    Purchase Plan, as amended:


    For                         Against                 Abstain
    ----                        -------                 -------

   12,771,875                   570,798                 89,577

(5) Shareholder proposal to require all directors to own a minimum of 100 shares of Company stock:


    For                         Against                 Abstain
    ----                        -------                 -------

    1,000,230                   11,457,174              974,846

   (d) Not applicable

ITEM 5.  Other Information
         -----------------

         At the Annual Meeting of Shareholders held on May 19, 1994, shareholders approved an amendment of the Company's Certificate of Incorporation to increase to 300,000,000 the number of shares of Common Stock which the Company is authorized to issue, and reduce the par value of all shares of Common Stock from $1 per share to $0.10 per share.
         The Board of Directors, at its meeting held on May 19, 1994 following the Annual Meeting of
         Shareholders, declared a ten-for-one stock split of the Common Stock, effective on June 3, 1994.
         Certificates for the additional shares were mailed on June 17, 1994 to shareholders of record on June 3, 1994.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          (3)(a)  Restated Certificate of Incorporation
          incorporating all amendments through May 19, 1994.

     (b)  Reports on Form 8-K

          None filed during Second Quarter 1994.

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



                              CAPITAL CITIES/ABC, INC.
                              ----------------------------------
                                     (Registrant)



Date: August 8, 1994    /S/   Ronald J. Doerfler
                        ----------------------------------
                              Ronald J. Doerfler
                              Senior Vice President and
                              Chief Financial Officer