Form 10-Q
period 1994-10-02
CAPITAL CITIES ABC INC /NY/
filed 1994-11-09
CIK 17109

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                   FORM 10-Q


          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 2, 1994

                                       OR

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to
                                         --------    --------

                         Commission file number 1-4278

                           CAPITAL CITIES/ABC, INC.
            (Exact name of registrant as specified in its charter)

              NEW YORK                               14-1284013
          (State of incorporation)                 (I.R.S. Employer
                                                   Identification No.)

          77 WEST 66th STREET, NEW YORK, NEW YORK      10023
          (Address of principal executive offices)   (Zip Code)

          Registrant's telephone number, including
          area code                                  (212) 456-7777

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
          days. Yes   x    No
                    -----     -----

          The number of shares outstanding of the issuer's common stock as of October 31, 1994: 154,036,879 shares, excluding 29,898,081 treasury shares.

                          PART 1 FINANCIAL INFORMATION
                          ----------------------------
                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                  --------------------------------------------
                             (Thousands of Dollars)

                                   Three Months Ended             Nine Months Ended
                                   ------------------             -----------------
                                  Oct. 2,     Sept. 26,          Oct. 2,      Sept. 26,
                                  -------     ---------          -------      ---------
                                   1994         1993              1994          1993
                                   ----         ----              ----          ----
Net revenues                    $1,461,932   $1,301,371        $4,404,973     $3,918,534
                                ----------   ----------        ----------     ----------
Costs and expenses
  Direct operating expenses        858,370      834,123         2,580,180      2,442,619
  Selling, general and
    administrative                 316,837      280,047           896,873        799,214
  Depreciation                      27,792       23,783            81,285         71,023
  Amortization of intangible
    assets                          15,830       15,386            47,444         46,024
                                ----------   ----------        ----------     ----------
                                 1,218,829    1,153,339         3,605,782      3,358,880
                                ----------   ----------        ----------     ----------

Operating income                   243,103      148,032           799,191        559,654

Other income (expense)
  Interest expense                 (14,129)     (11,777)          (40,566)       (46,769)
  Interest income                    8,346        9,569            15,711         28,558
  Miscellaneous, net                (1,345)      (3,253)            2,408         (8,001)
                                ----------   ----------        ----------     ----------
                                    (7,128)      (5,461)          (22,447)       (26,212)
                                ----------   ----------        ----------     ----------

Income before income taxes         235,975      142,571           776,744        533,442

Income taxes                       102,300       64,300           337,500        232,800
                                ----------   ----------        ----------     ----------

Income before extraordinary
  charge                           133,675       78,271           439,244        300,642
Extraordinary charge                     -            -                 -        (12,122)
                                ----------   ----------        ----------     ----------
Net income                      $  133,675   $   78,271        $  439,244     $  288,520
                                ==========   ==========        ==========     ==========

Income per share
before extraordinary charge     $     0.87   $     0.47           $  2.86        $  1.82
Extraordinary charge                     -            -                 -          (0.07)
                                ----------   ----------        ----------     ----------
 Net income                     $     0.87   $     0.47           $  2.86        $  1.75
                                ==========   ==========        ==========     ==========

Dividends per common share      $     0.05   $    0.005        $    0.105     $    0.015
                                ==========   ==========        ==========     ==========

Average shares outstanding         154,035      164,850           153,840        164,700
  (000's)                       ==========   ==========        ==========     ==========

                           CAPITAL CITIES/ABC, INC.
                           ------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                            (Thousands of Dollars)

                                              October 2,         December 31,
                                                 1994                1993
                                              ------------       ------------
                                              (Unaudited)         (Audited)
Assets
- ------
  Current assets
    Cash and short-term cash investments      $  539,236         $  264,283
    Short-term investments                       202,368            173,823
    Accounts and notes receivable, net           889,297            881,955
    Program licenses and rights                  407,206            495,125
    Other current assets                         208,925            176,966
                                               ---------          ---------
      Total current assets                     2,247,032          1,992,152
                                               ---------          ---------

 Property, plant and equipment, at cost        2,115,850          2,070,013
   Less accumulated depreciation                (824,349)          (751,286)
                                               ---------          ---------
     Property, plant and equipment, net        1,291,501          1,318,727
                                               ---------          ---------

 Intangible assets, net                        2,013,007          2,034,680
 Program licenses and rights, noncurrent         191,167            190,925
 Other assets                                    558,052            256,134
                                              ----------         ----------
                                              $6,300,759         $5,792,618
                                              ==========         ==========

Liabilities and Stockholders' Equity
- ------------------------------------
  Current liabilities
    Accounts payable                          $  148,730      $    144,249
    Accrued compensation                          98,808           102,992
    Accrued expenses and other current
      liabilities                                253,673           210,626
    Program licenses and rights                  214,736           264,935
    Taxes on income                               85,233           142,640
    Long-term debt due within one year             4,127             5,299
                                               ---------       -----------
      Total current liabilities                  805,307           870,741

  Deferred compensation                          173,182           109,649
  Deferred income taxes                          264,989           240,935
  Program licenses and rights, noncurrent         39,159            42,233
  Other liabilities                              246,722           243,859
  Long-term debt due after one year              612,859           616,661
                                               ---------         ---------
      Total liabilities                        2,142,218         2,124,078
                                               ---------         ---------

  Minority interest                              106,524            96,424
                                               ---------         ---------

  Stockholders' equity
    Preferred stock, no par value                   -                 -
    Common stock, $0.10 par value
      (300,000,000 shares authorized)             18,394            18,394
    Additional paid-in capital                 1,035,724         1,030,634
    Unrealized gains/(losses) on investments      54,372              -
    Retained earnings                          4,515,757         4,092,683
                                               ---------         ---------
                                               5,624,247         5,141,711
    Less common stock in treasury, at cost    (1,572,230)       (1,569,595)
                                               ---------         ---------


      Total stockholders' equity               4,052,017         3,572,116
                                               ---------         ---------
                                              $6,300,759        $5,792,618
                                               =========         =========

                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                             (Thousands of Dollars)

                                                                   Nine Months Ended
                                                                   -----------------
                                                                 Oct. 2,         Sept. 26,
                                                                 -------         ---------
                                                                  1994              1993
                                                                  ----              ----
Cash flows from operating activities
  Net income                                                  $  439,244         $ 288,520
  Adjustments to reconcile net income to net cash
    Noncash and nonoperating items
      Depreciation                                                81,285            71,023
      Amortization of intangible assets                           47,444            46,024
      Increase (decrease) in deferred liabilities                 49,959           (20,799)
      Extraordinary charge, early debt redemption                   -               12,122
      Other noncash and nonoperating items, net                    1,127             9,881
    Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions
      Decrease in program assets and liabilities, net             34,125            34,171
      (Increase) in accounts receivable                           (2,765)          (49,758)
      (Decrease) increase in accounts payable, accrued
        expenses and other current liabilities                   (14,351)           29,080
      (Increase) decrease in other operating
        assets, net                                              (31,260)            9,686
                                                               ---------         ---------
Net cash provided by operating activities                        604,808           429,950
                                                               ---------          --------

Cash flows from investing activities
  Capital expenditures                                           (87,630)          (65,873)
  Acquisition of operating companies and
    equity investments                                          (213,486)          (91,725)
  (Increase) in short-term investments                           (29,699)          (31,690)
  Proceeds from dispositions of real estate                       22,000              -
  Proceeds from dispositions of operating companies                 -               12,300
  Other investing activities, net                                 (1,664)           29,631
                                                               ---------         ---------
Net cash used in investing activities                           (310,479)         (147,357)
                                                               ---------         ---------

Cash flows from financing activities
  Reduction of long-term debt                                     (5,661)         (502,046)
  Common stock purchased for treasury                            (27,444)          (24,502)
  Common stock issued under Employee Stock Plans                  29,899            27,605
  Dividends                                                      (16,170)           (2,469)
  Premium on early redemption of debt                               -              (15,915)
                                                               ---------          --------
Net cash used in financing activities                            (19,376)         (517,327)
                                                               ---------          --------
Net increase (decrease) in cash and short-term
  cash investments                                               274,953          (234,734)

Cash and short-term cash investments
  Beginning of period                                            264,283           686,928
                                                               ---------         ---------
  End of period                                               $  539,236        $  452,194
                                                               =========         =========

                                *  *  *  *  *  *
Cash and short-term cash investments at October 2, 1994 and September 26, 1993 excludes $202,368,000 and $542,535,000, respectively, of highly liquid U.S. Government instruments with original maturities in excess of three months, to conform to the definition of a cash investment prescribed by the Financial Accounting Standards Board.

                           CAPITAL CITIES/ABC, INC.
                           ------------------------

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
          ----------------------------------------------------------
                       Nine Months Ended October 2, 1994
                            (Thousands of Dollars)


                                                             Unrealized
                                       Additional            gains/
                        Common           paid-in             (losses) on       Retained            Treasury
                        stock            capital             investments       earnings              stock            Total
                        ------         ----------            -----------      ---------            --------           -----
Balance at December
  31, 1993              $18,394        $1,030,634            $  -            $4,092,683          $(1,569,595)       $3,572,116

Adjustment to
  beginning balance
  for change in
  accounting method,
  net of income
  taxes of $32,174         -                -                 46,491               -                    -               46,491

Change in unrealized
  gains/(losses),
  net of income
  taxes of $5,455          -                -                  7,881               -                    -                7,881

Net income for
  nine months              -                -                   -               439,244                 -              439,244

64,848 shares
  issued under
  Employee Stock
  Purchase Plan            -                5,277               -                  -                  24,475            29,752

5,610 shares issued
  from exercise of
  employee stock
  options                  -                 (187)              -                  -                     334               147

446,000 shares
  purchased for
  treasury                 -                -                   -                  -                 (27,444)          (27,444)

Dividends                  -                -                   -               (16,170)                -              (16,170)
                         ------         ---------             ------          ---------           -----------        ---------
Balance at
  October 2, 1994       $18,394        $1,035,724            $54,372         $4,515,757          $(1,572,230)       $4,052,017
                         ======         =========             ======          =========           ===========        =========


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

                            CAPITAL CITIES/ABC, INC.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

A summary of the Company's operations by business segment for the third quarter and nine month periods is as follows (in thousands of dollars):

                              Three Months Ended      Nine Months Ended
                              ------------------      -----------------
                             Oct. 2,    Sept. 26,    Oct. 2,    Sept. 26,
                             -------    ---------    -------    ---------
                               1994        1993        1994        1993
                               ----        ----        ----        ----
Broadcasting
- ------------

Net revenues                $1,184,537  $1,051,424  $3,586,602  $3,181,344
                            ----------  ----------  ----------  ----------
  Direct operating costs       959,795     912,424   2,833,786   2,646,645
  Amortization of
    intangible assets           11,878      11,688      35,402      35,217
                            ----------  ----------  ----------  ----------
Costs and expenses             971,673     924,112   2,869,188   2,681,862
                            ----------  ----------  ----------  ----------
Income from operations      $  212,864  $  127,312  $  717,414  $  499,482
                            ==========  ==========  ==========  ==========


Publishing
- ----------

Net revenues                $  277,395  $  249,947  $  818,371  $  737,190
                            ----------  ----------  ----------  ----------
  Direct operating costs       231,659     215,749     693,471     636,723
  Amortization of
    intangible assets            3,952       3,698      12,042      10,807
                            ----------  ----------  ----------  ----------
Costs and expenses             235,611     219,447     705,513     647,530
                            ----------  ----------  ----------  ----------
Income from operations      $   41,784  $   30,500  $  112,858  $   89,660
                            ==========  ==========  ==========  ==========


Consolidated
- ------------

Net revenues                $1,461,932  $1,301,371  $4,404,973  $3,918,534
                            ==========  ==========  ==========  ==========
Income from operations      $  254,648  $  157,812  $  830,272  $  589,142
  General corporate
    expense                     11,545       9,780      31,081      29,488
                            ----------  ----------  ----------  ----------
Operating income            $  243,103  $  148,032  $  799,191  $  559,654
                            ==========  ==========  ==========  ==========

Third Quarter 1994 Compared with Third Quarter 1993
- ---------------------------------------------------

Results of Operations
- ---------------------

    Consolidated net revenues for the third quarter of 1994 were $1,461,932,000, up 12% from the $1,301,371,000 reported in 1993, reflecting strong advertiser demand throughout the Company's operations. Broadcasting net revenues for the third quarter of 1994 were $1,184,537,000, compared with $1,051,424,000 in 1993, a 13% increase. The ABC Television Network and the television stations reported significant net revenue increases. ESPN continued to report substantial revenue increases while the radio operations reported moderate revenue growth. Publishing Group revenues increased 11%. The newspaper operations reported modest increases, and the specialized publications reported significant gains.

     Total costs and expenses for the third quarter of 1994 were $1,218,829,000 compared with $1,153,339,000 in 1993, a 6% increase. Broadcasting costs in the third quarter of 1994 increased 5% from 1993. Costs and expenses for the ABC Television Network increased moderately, primarily due to higher programming, production and administrative expenses. Television station expenses increased slightly due to higher general and administrative costs and programming expense. ESPN expenses decreased moderately reflecting the effects of a substantially reduced commitment for the broadcast of Major League Baseball. This reduction was partially offset by other programming expense increases and the start-up of ESPN2. Costs at the other Cable and International operations rose due to the inclusion of two recent acquisitions. Costs at the Company's radio operations were virtually flat with the prior year. Publishing Group costs increased 7% from 1993 due to higher advertising and general and administrative expenses and the effect of acquisitions and start-ups.

     Operating income for the third quarter of 1994 was $243,103,000 compared with $148,032,000 reported in 1993, an increase of 64%. The ABC Television Network reported a significant increase in operating income as it continues to enjoy strong advertising demand and improved ratings. The television stations also reported substantial earnings gains reflecting increases in advertiser demand and effective cost controls. Cable and International operations and the radio operations reported very significant earnings increases. Publishing earnings increased 37%, with significant gains reported at both the newspapers and specialized publications.

     Net financial expense (interest expense less interest income) for the third quarter of 1994 increased $3,575,000 from 1993. Interest expense increased $2,352,000, primarily as a result of a reduction of capitalized interest. Interest income was $1,223,000 lower in the third quarter of 1994 due to a lower level of invested cash, somewhat offset by higher interest rates in 1994. Interest of $680,000 and $2,643,000 was capitalized in the third quarter of 1994 and 1993, respectively.

     Consolidated net income for the third quarter of 1994 was $133,675,000 compared with $78,271,000 reported for the same period of 1993. Earnings per share for the third quarter of 1994 were $0.87, an increase of 85% from the $0.47 reported in last year's comparable quarter. Average shares outstanding for the third quarter of 1994 were 154,035,000 compared with 164,850,000 in 1993, the decrease resulting from repurchases of the Company's common stock during 1993 and 1994. Earnings per share and average shares outstanding for 1993 have been restated to reflect the Company's ten-for-one stock split effective June 3, 1994.

First Nine Months of 1994 Compared With First Nine Months of 1993
- -----------------------------------------------------------------

Results of Operations
- ---------------------

     As a consequence of the Company's fiscal calendar, the first nine months of 1994 had six more days than the first nine months of 1993 (the fourth quarter of 1994 will have six fewer days) resulting in a slight increase in net revenues, expenses and operating income.

     Consolidated net revenues for the first nine months of 1994 were $4,404,973,000, an increase of 12% from the $3,918,534,000 reported in 1993. All of the Company's operating groups benefitted from stronger advertising demand in the 1994 period. Broadcasting net revenues for the first nine months of 1994 were $3,586,602,000, compared with $3,181,344,000 in 1993, a 13% increase. Net revenues for the ABC Television Network increased significantly due to greater advertising demand from an improved marketplace. Television station revenues increased moderately, while radio operations reported significant revenue gains. ESPN reported very significant revenue increases. Publishing Group revenues increased 11%. The newspaper operations reported significant increases, and the specialized publications, excluding acquisitions, dispositions and start-ups, reported moderate gains.

     Total expenses for the first nine months of 1994 were $3,605,782,000, compared with $3,358,880,000 in 1993, a 7 % increase, with broadcasting costs also increasing 7%. Costs and expenses for the ABC Television Network increased moderately in 1994 as a result of higher programming, production and administrative expense. Television station expenses rose slightly due to increased programming and news coverage costs, partially offset by a favorable music license fee settlement. Costs for ESPN increased slightly due to higher selling, general and administrative costs as well as expenses associated with the launch of ESPN2. Overall costs at ESPN were favorably affected by substantially reduced rights cost for the telecast of Major League Baseball. Costs at the Company's radio operations increased moderately, primarily due to higher programming, and general and administrative expenses as well as the effect of two recent FM station acquisitions. Publishing Group costs increased 9% from 1993. Newspaper operations reported moderate cost increases as a result of higher circulation, advertising and general and administrative costs, while the specialized publications, excluding the effect of acquisitions and start-ups, also reported moderate increases.

     Operating income for the first nine months of 1994 was $799,191,000 compared with $559,654,000 reported in 1993, an increase of 43%, while broadcasting operating earnings increased 44%. Operating income for the ABC Television Network, ESPN and the radio operations each increased very significantly over 1993. Television station operating earnings were up substantially. Publishing Group operating income increased 26%, with the newspaper and specialized publications both reporting very significant increases.

     Net financial expense (interest expense less interest income) for the first nine months of 1994 increased $6,644,000 from 1993. Interest expense decreased $6,203,000 primarily as a result of a reduction of outstanding long-term debt somewhat offset by lower capitalized interest. Interest income was $12,847,000 lower in the first nine months of 1994 due to the use of cash for long-term debt redemptions during 1993, and repurchases of common stock, somewhat offset by higher interest rates in 1994. Interest of $3,283,000 and $7,931,000 was capitalized in the first nine months of 1994 and 1993, respectively.

     The Company's income tax provision for the first nine months of 1994 has been computed by applying the estimated 1994 annual effective income tax rate of 43.5% to income before taxes. For the full year 1993, the effective tax rate was 43.6%.

     Consolidated net income for the first nine months of 1994 was $439,244,000, compared with $300,642,000 reported in 1993 (before an extraordinary charge). Earnings per share for the first nine months of 1994 were $2.86, an increase of 57% from the $1.82 reported in the comparable period of 1993 (before the extraordinary charge). Average shares outstanding for 1994 were 153,840,000 compared with 164,700,000 in 1993, the decline resulting from repurchases of the Company's common stock during 1993 and 1994. The 1993 earnings per share and average shares outstanding have been restated to reflect the June 1994 ten-for-one stock split.

     In the first nine months of 1993, an extraordinary charge (after-tax) of $12,122,000, or $0.07 per share, was recorded relating to early debt redemptions.

Liquidity and Capital Resources
- -------------------------------

Net Cash Provided By Operating Activities
- -----------------------------------------

     For the first nine months of 1994, net cash provided by operating activities was $604,808,000, an increase of $174,858,000 from the $429,950,000 reported in 1993. The increase was primarily attributable to higher 1994 net income and an increase in deferred liabilities partially offset by changes in other working capital accounts.

Net Cash Used In Investing Activities
- -------------------------------------

     For the first nine months of 1994, net cash used in investing activities was $310,479,000, an increase of $163,122,000 from the $147,357,000 used in the prior year. A higher level of capital spending and an increase in acquisition activity accounted for most of the increase.

Net Cash Used in Financing Activities
- -------------------------------------

     For the first nine months of 1994, net cash used in financing activities was $19,376,000, a decrease of $497,951,000 from the $517,327,000 used in 1993.
The decrease was primarily attributable to a significant reduction in long-term debt payments slightly offset by an increase in dividends paid.

     At October 2, 1994, cash and short-term cash investments were $539,236,000, an increase of $274,953,000 from December 31, 1993. However, after the inclusion of short-term investments, the balance at October 2, 1994 aggregated $741,604,000, an increase of $303,498,000 from $438,106,000 at December 31,
1993. The Company's policy is very conservative with respect to investment of its cash. At October 2, 1994, substantially all of the Company's cash was invested in highly liquid United States Government securities with a weighted average life to maturity of 66 days. The Financial Accounting Standards Board requirements arbitrarily define cash equivalents as those investments with original maturities at the date of purchase of three months or less. At October 2, 1994, $202,368,000 of the Company's investments did not meet the definition of a cash equivalent and are therefore classified in the consolidated financial statements as short-term investments. The Company believes that this distinction is not meaningful with respect to the statement of its cash and cash equivalents position.

     Interest paid during the first nine months of 1994 and 1993 was $43,633,000 and $67,647,000, respectively. Income taxes paid, net of refunds received, during the first nine months of 1994 and 1993 was $426,826,000 and $288,486,000, respectively.

     Interest-bearing debt at October 2, 1994 and December 31, 1993 was as follows (000's omitted):

                                       October 2,  December 31,
                                       ----------  ------------
                                          1994         1993
                                          ----         ----
Commercial paper supported by
  bank revolving credit agreement       $100,000      $100,000
8 7/8% notes due 2000                    250,000       250,000
8 3/4% debentures due 2021               250,000       250,000
Other long-term debt                      16,986        21,960
                                        --------      --------
                                        $616,986      $621,960
                                        ========      ========

     A subsidiary of the Company has issued commercial paper, $100,000,000 of which is outstanding at October 2, 1994, at a weighted average interest rate of 4.72%. The commercial paper is supported by a $1,000,000,000 bank revolving credit agreement terminating on June 30, 1999, unless otherwise extended. The amount of commercial paper outstanding at October 2, 1994 is classified as long-term, since the Company intends to renew or replace with long-term borrowings all, or substantially all, of the commercial paper. However, the amount of commercial paper outstanding in 1994 is expected to fluctuate and may be reduced from time to time.

     The Company has unconditionally guaranteed the commercial paper and any borrowings which may be made by a subsidiary under the bank revolving credit agreement.

     During 1991, the Securities and Exchange Commission declared effective a shelf registration statement of the Company which allows for issuance of up to $500,000,000 in additional debt securities.

     At October 2, 1994 and at December 31, 1993, interest-bearing debt represented 12% and 14%, respectively, of the Company's total capitalization.

     Capital expenditures in the first nine months of 1994 were $87,630,000. The Company anticipates 1994 capital expenditures for property, plant and equipment will be approximately $160,000,000.

     As the operator of the ABC Television Network, the ESPN cable services and eight television stations, the Company will continue to enter into commitments to purchase the broadcast rights to various sports events, feature films and other programming. Total commitments to purchase broadcast programming approximated $4,000,000,000 at October 2, 1994. This amount is substantially payable over the next five years. The Company plans to fund its operations and commitments from internally generated funds and, if needed, from the various external sources of funds which are available.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              (4) Fourth Amendment, dated as of July 29, 1994, to the previously filed Revolving Credit Agreement among the Company, Chemical Bank and certain other banks.

              (27) - Financial Data Schedule.

         (b)  Reports on Form 8-K

              None filed during Third Quarter 1994.