Form 10-K
CAPITAL CITIES ABC INC /NY/
filed 1995-03-29
CIK 17109

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 31, 1994.
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

                         Commission file number 1-4278
                           Capital Cities/ABC, Inc.
            (Exact name of registrant as specified in its charter)

                  New York                              14-1284013
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

   77 West 66th Street, New York, N.Y.                  10023-6298
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (212) 456-7777
          Securities registered pursuant to Section 12(b) of the Act:

                                                  (Name of each exchange
(Title of each class)                              on which registered)
Common Stock, $0.10 par value                     New York Stock Exchange
                                                  Pacific Stock Exchange

Preferred Share Purchase Rights                   New York Stock Exchange
                                                  Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant is $11,706,000,000 as of February 28, 1995.

        The number of shares outstanding of the issuer's common stock as of February 28, 1995: 154,061,655 shares, excluding 29,873,305 treasury shares.

        Portions of Part I are incorporated herein by reference to the 1994 Annual Report to Shareholders and the definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 1995.

        Part II and Part IV, with the exception of certain schedules and exhibits, are incorporated herein by reference to the 1994 Annual Report to Shareholders.

        Part III is incorporated herein by reference to the definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 1995.

=============================================================================

                                    PART I

Item 1. Business.

        Capital Cities/ABC Inc., directly or through its subsidiaries (the "Company"), operates the ABC Television Network, eight television stations, the ABC Radio Networks and 21 radio stations, and provides programming for cable television. The Company, through joint ventures, is engaged in international broadcast/cable services and television production and distribution. The Company also publishes daily and weekly newspapers shopping guides, various specialized and business periodicals and books, provides research services and also distributes information from databases.

Employees

        At December 31, 1994, the Company had approximately 20,200 full-time equivalent employees: 10,500 in broadcasting operations, 9,450 in publishing operations and 250 in corporate activities.

Industry Segments

        Information relating to the industry segments of the Company's operations is included on page 35 of the Company's Annual Report to Shareholders and is hereby incorporated by reference. In 1994, the Company derived approximately 85% and 70% of its broadcasting and publishing revenues, respectively, from the sale of advertising. The remainder of the broadcasting revenues are principally derived from subscriber-related fees and programming distribution activities. The balance of publishing revenues are derived primarily from subscription and other circulation receipts and the sale of books.


                                 Broadcasting

Television and Radio Networks

        The Company operates the ABC Television Network which as of December 31, 1994 had 225 primary affiliated stations reaching 99.9% of all U.S. television households. A number of secondary affiliated stations add to the primary coverage. The ABC Television Network broadcasts programs in "dayparts" and types as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time and News, Children's and Sports. The Company also operates the ABC Radio Networks which served a total of approximately 3,400 affiliates as of December 31, 1994 through eight different program services, each with its own group of affiliated stations. The ABC Radio Networks also produces and distributes a number of radio program series for radio stations nationwide.

        Generally, the Company pays the cost of producing its own programs or acquiring broadcast rights from other producers for its network programming and pays varying amounts of compensation to its affiliated stations for broadcasting the programs and commercial announcements included therein. Substantially all revenues from network operations are derived from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are dependent on the quantitative and qualitative audience that the network can deliver to the advertiser, as well as overall advertiser demand for time in the network marketplace.

        The Company also produces prime-time television programs for the ABC Television Network and for other exhibitors of television programs. For television programs it produces, the Company pays the costs of production and typically receives a license fee from the exhibitor for initial exhibition. Generally, the license fees received for prime-time programs are less than the costs of production. The Company then licenses the programs it owns for foreign exhibition and, ultimately, for repeat exhibition in the United States.

Television and Radio Stations

        The Company owns seven very high frequency (VHF) television stations, one ultra high frequency (UHF) television station, eleven standard (AM) radio stations and ten frequency modulation (FM) radio stations. All television stations are affiliated with the ABC Television Network and all radio stations, except as noted, are affiliated with the ABC Radio Networks. Markets, frequencies and other station details are set forth in the following tables:

        Television stations

                                                     Expiration     Television
       Station                                       date of FCC      market
     and market                           Channel   authorization   ranking(1)
     ----------                           -------   -------------   ----------
WABC-TV (New York, NY)................       7             (2)           1
KABC-TV (Los Angeles, CA).............       7             (2)           2
WLS-TV (Chicago, IL)..................       7       Dec. 1, 1997        3
WPVI-TV (Philadelphia, PA)............       6             (2)           4
KGO-TV (San Francisco, CA)............       7             (2)           5
KTRK-TV (Houston, TX).................      13             (2)          11
WTVD (Durham-Raleigh, NC).............      11       Dec. 1, 1996       32
KFSN-TV (Fresno, CA) .................      30             (2)          57

        Radio stations

                                        Frequency      Expiration      Radio
       Station                         AM-Kilohertz    date of FCC     market
     and market                        FM-Megahertz   authorization  ranking(4)
     ----------                        ------------   -------------  ----------
WABC (New York, NY)...................    770 K       June 1, 1998      1
KABC (Los Angeles, CA)................    790 K            (2)          2
KMPC (Los Angeles, CA)................    710 K       Dec. 1, 1997      2
WLS (Chicago, IL).....................    890 K       Dec. 1, 1996      3
KGO (San Francisco, CA)...............    810 K       Dec. 1, 1997      4
KSFO (San Francisco, CA)..............    560 K       Dec. 1, 1997      4
WJR (Detroit, MI).....................    760 K       Oct. 1, 1996      6
WBAP (Fort Worth-Dallas, TX)..........    820 K       Aug. 1, 1997      7
WMAL (Washington, DC).................    630 K       Oct. 1, 1995      8
WKHX (Atlanta, GA) (3)................    590 K       Apr. 1, 1996     12
KQRS (Minneapolis-St.Paul, MN)........   1440 K       Apr. 1, 1997     17

WPLJ(FM) (New York, NY)...............   95.5 M       June 1, 1998      1
KLOS(FM) (Los Angeles, CA)............   95.5 M            (2)          2
WLS-FM (Chicago, IL)..................   94.7 M       Dec. 1, 1996      3
WHYT(FM) (Detroit, MI)................   96.3 M       Oct. 1, 1996      6
KSCS(FM) (Fort Worth-Dallas, TX) (3)..   96.3 M       Aug. 1, 1997      7
WRQX(FM) (Washington, DC).............  107.3 M       Oct. 1, 1995      8
WKHX-FM (Atlanta, GA) (3).............  101.5 M       Apr. 1, 1996     12
WYAY(FM) (Atlanta, GA) (3)............  106.7 M       Apr. 1, 1996     12
KQRS-FM (Minneapolis-St. Paul, MN)....   92.5 M       Apr. 1, 1997     17
KEGE-FM (Minneapolis-St. Paul, MN)....   93.7 M       Apr. 1, 1997     17

----------
(1)  Based on Nielsen U.S. Television Household Estimates, 1994-1995 season.
(2) See "Licenses - Federal Regulation of Broadcasting-Renewal Matters" below for description of pending license renewal applications and other matters.
(3)  No ABC network affiliation.
(4) Based on Arbitron Radio Market Survey Schedule and Population Rankings (Metro Survey area) as of Fall 1994.

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

        ESPN Inc., an 80%-owned subsidiary which operates ESPN, a cable sports programming service reaching 63,500,000 households domestically and 69,850,000 households in 130 countries internationally; ESPN2 reaches 17,100,000 households; ESPN also owns 33% of Eurosport a pan-European satellite-delivered cable and direct-to-home sports programming service reaching 58,900,000 households; and 20% of Japan Sports Network;

        A&E Television Network, a 37 1/2%-owned cable programming service devoted to cultural and entertainment programming and reaching 55,800,000 households;

        Lifetime Television, a 50%-owned cable programming service devoted to women's lifestyle programming and reaching 58,400,000 households;

        Tele-Munchen Fernseh GmbH & Co., a 50%-owned Munich, Germany based television and theatrical production/distribution company which also has interests in cinemas;

        RTL 2 Fernsehen GmbH & Co., a 23%-owned Munich, Germany based general entertainment commercial broadcasting company reaching 23,500,000 households;

        Scandinavian Broadcasting System SA, a 23%-owned Luxembourg based company with interests in television and radio stations, satellite-delivered cable and direct-to-home programming services, and television production, serving the various Scandinavian countries;

        Hamster Productions, S.A., 33 1/3%-owned, and Tesauro, S.A., 25%-owned television and theatrical production/distribution companies based in Paris, France and Madrid, Spain, respectively.

Multimedia

        The Company's newly established Multimedia Group is exploring ways to expand the Company's participation as a content provider with respect to the emerging technologies. The division's major initiatives involve the development, publication and distribution of content for narrow-band on-line services, the interactive software market, interactive television platforms, and a number of out-of-home video ventures. The division includes the Capital Cities/ABC Video Publishing unit, which acquires rights to and produces programming for the home video market.

Competition

        The ABC Television Network competes for viewers with the other television networks, independent television stations, other video media such as cable television, multipoint distribution services ("MDS," which employ non-broadcast frequencies to transmit subscription television services to individual homes and businesses), direct broadcast services, satellite television program services and video cassettes. In the sale of advertising time, it competes with other television networks, independent television stations, suppliers of cable television programs and other advertising media such as newspapers, magazines and billboards. Substantial competition also exists for exclusive broadcasting rights for television programs. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations, and other advertising media.

        The Company's television and radio stations are in competition with other television and radio stations, cable television systems, MDS, direct broadcast services, satellite television program services, video cassettes and other advertising media such as newspapers, magazines and billboards. Such competition occurs primarily in individual market areas. Generally, a television station in one market does not compete directly with other stations in other market areas. Nor does a group of stations, such as those owned by the Company, compete with any other group of stations as such. While the pattern of competition in the radio station industry is basically the same, it is not uncommon for radio stations outside of a market area to place a signal of sufficient strength within that area (particularly during nighttime hours) to gain a share of the audience. However, they generally do not realize significantly increased advertising revenues as a result.

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

        The Company also faces potential competition to its broadcast and cable program services and to its newspaper operations from telephone companies. Telephone companies are seeking to create broadband networks to provide both data transmission services ("electronic publishing") and video services to the home. See "Licenses -- Federal Regulation of Broadcasting -Broadcast/Cable/Other Competing Services Regulations" below.

        In addition the Company's broadcast operations face potential competition from numerous new satellite and cable technologies and distribution systems, and from signal-enhancing technologies such as high definition television or in radio, "digital audio" radio. Although most of these technologies are in experimental phases all have the potential to further increase the entertainment and information alternatives available to consumers. In some instances the Company may itself participate in these new technologies. Regulatory, technical and economic issues make it impossible to predict whether or when such technologies will become viable or competitive.

Licenses -- Federal Regulation of Broadcasting

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

Renewal Matters

        Broadcasting licenses are granted for a maximum period of seven years, in the case of radio stations, and five years, in the case of television stations, and are renewable upon application therefor. During certain periods when a renewal application is pending, new applicants may file for the frequency and may be entitled to compete with the renewal applicant in a comparative hearing, and others may file petitions to deny the application for renewal of license. Renewal applications are now pending for KABC(AM), KLOS-FM, KTRK-TV, KABC-TV, KGO-TV, KFSN-TV, WABC-TV and WPVI-TV. In the case of KABC(AM), KLOS-FM, KABC-TV, KGO-TV, KFSN-TV, WABC-TV and WPVI-TV, the time to file competing applications and petitions to deny has passed, and no such filings have been made against these stations. In the case of KTRK-TV, two petitions to deny have been filed. The Company believes both petitions are without merit and is vigorously opposing them. All of the Company's other owned stations have been granted license renewals by the FCC for regular terms.

        In 1992 the U.S. District Court for the District of Columbia issued a Memorandum Opinion and Order in Shepherd et al. v. American Broadcasting Companies, Inc. et al., Civil Action No. 88-0954 (RCL), which entered a default judgment against American Broadcasting Companies, Inc. and the Company on a complaint alleging discrimination in employment practices at the ABC News Bureau in Washington, DC, in violation of District of Columbia law. The default was based on a conclusion that "the defendants impeded and obstructed the litigation process by . . . destruction and alteration of a crucial document and through the harassment of witnesses and filing false and misleading affidavits." In 1993, the District Court issued a Memorandum Opinion on reconsideration that withdrew many of the findings of misconduct previously made but reaffirmed other such findings (as well as the default judgment). On June 13, 1994, the Court entered an Order and Final Judgment awarding plaintiffs money damages against ABC. ABC filed a Notice of Appeal on July 7, 1994. The appeal is pending.

        The Company believes that the District Court's decision is factually and legally incorrect, and has appealed the default judgment (and the supporting findings of misconduct that remain) to the U.S. Court of Appeals for the District of Columbia Circuit. However, the policies of the FCC call for the agency to evaluate whether an adjudication of misconduct of the kind found in Shepherd should bear on the qualifications of the licensee, even though the adjudication is pending on appeal. The FCC had approved the Company's acquisition of radio station WYAY(FM), Gainesville, GA in 1993, KEGE-FM, Minneapolis-St. Paul, MN in 1994 and KSFO(AM), San Francisco, CA and KMPC-AM, Los Angeles, CA in 1995 without prejudice to any action the agency may take in light of the ultimate outcome of the Shepherd decision. On January 14, 1994, the Company submitted to the FCC amendments to its pending license renewal applications urging that it and its subsidiaries should be found fully qualified, to hold broadcast licenses, even if the misconduct findings of the District Court were ultimately upheld. Pending FCC action on that issue the Company will urge the FCC to apply the WYAY(FM), KEGE-FM, KSFO(AM) and KMPC-AM precedents to permit the acquisition of new stations, the sale of existing stations or the renewal of existing licenses.

        Ownership Matters

        The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC, and prohibits the Company from having any officer or director who is an alien and from having more than one-fifth of its shares owned of record or voted by aliens, representatives of aliens, foreign governments, representatives of foreign governments or corporations organized under the laws of foreign countries.

        The FCC's "multiple ownership" rules impose a variety of restrictions on the ownership or control of broadcast stations by a single party. The television "duopoly" rule bars control or ownership of significant interests in two television stations that serve the same area. Less severe restraints are imposed on the control or ownership of AM and FM radio stations that serve the same area; in a number of situations, a single party may control or own an AM and/or an FM "duopoly" -- two AM and/or two FM stations -- in the same market area. The rules also preclude the grant of applications for station acquisitions that would result in the creation of new radio-television combinations in the same market under common ownership, or the sale of such a combination to a single party, subject to the availability of waiver. Under FCC policy, waiver applications that involve radio-television station combinations in the top 25 TV markets where there would be at least 30 separately owned, operated and controlled broadcast licensees after the proposed combination will generally be favorably received. Under present FCC rules, a single entity may directly or indirectly own, operate or have a significant interest in up to 20 AM and 20 FM radio stations, and up to twelve television stations (VHF or UHF), provided that those television stations operate in markets containing cumulatively no more than 25% of the television households in the country. For this purpose, ownership of a UHF station will result in the attribution of only 50% of the television households in the relevant market. The Company owns eight television stations, of which seven are VHF, resulting in a total penetration of the nation's television households, for purposes of the multiple ownership rules, of 23.33%. The Company also owns 11 AM and 10 FM radio stations. The Company has pending applications at the FCC to acquire television stations WJRT-TV, Flint MI and WTVG, Toledo, OH. Company ownership of these stations is permissible under the multiple ownership rules contingent on the grant of waivers for which the Company has applied.

        By statute, radio and/or television licensees may not acquire new ownership interests in daily newspapers published in the same markets served by their broadcast stations. The Company currently owns daily newspapers in two markets in which it also holds radio licenses. For purposes of these rules, The Oakland Press and WJR(AM) and WHYT(FM), licensed to Detroit, are treated as in the same market, as are the Fort Worth Star-Telegram and WBAP(AM) and KSCS(FM), licensed to Fort Worth. Absent an FCC waiver, the Company could not under the rules acquire additional broadcast stations in these markets nor could the current broadcast/newspaper combinations be transferred together. In 1993, the Congress relaxed a restriction previously imposed on the FCC so as to allow the FCC to grant waivers of the rules with respect to newspaper/radio station cross-ownership in the top 25 markets where at least 30 independent broadcast voices would remain following a transfer if the FCC determines that a waiver would serve the public interest. This new policy creates potential new acquisition opportunities for the Company.

        The FCC's rules also provide that television licensees may not own cable television systems in communities within the service contours of their television stations. In 1992 the FCC relaxed the rule that previously prohibited common ownership of television networks and cable television systems to permit such combinations subject to a national limit of 10% of, "homes passed" (i.e., homes within the service areas of cable systems) by cable as well as a local limit of 50% of homes passed within any ADI (Area of Dominant Influence, i.e., local television market area as defined by Arbitron Television Ratings).

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

        Network Regulations

        In 1993, the FCC eliminated rules that previously restricted the ability of the Company as well as CBS Inc. ("CBS") and National Broadcasting Company, Inc. ("NBC") to acquire financial interests in network television programs. In the same proceeding, the FCC retained (subject to a complex two-year sunset provision) rules that prevent the networks from engaging in active first-run or "off-network" syndication of programs to television stations in the United States, constrain the networks' discretion to determine when programs owned by them will be made available for syndication, and prevent the networks from acquiring from independent producers interests in first-run syndicated programs. In September 1993, the FCC substantially denied petitions for reconsideration of its May 1993 decision. The lawfulness of the regulations the agency has retained, and of the 1993 modifications, was upheld by the United States Court of Appeals for the Seventh Circuit on July 12, 1994. The FCC will conduct a review of the remaining rules beginning by May 1995. They will sunset in November 1995 unless the proponents of retention of the rules (to whom the FCC has assigned the burden of proof) persuade the FCC to issue an order to the contrary. In addition, other FCC rules effectively restrict the regular prime-time programming schedules of ABC, CBS and NBC to three hours per night during the period 7:00 P.M. to 11:00 P.M. on Monday through Saturday (the "Prime Time Access Rule"). The FCC has recently begun a proceeding to reevaluate whether to retain, eliminate or modify the Prime Time Access Rule. The Company is not able to predict the outcome of these proceedings.

        The Company's television network operations are subject to a consent judgment (United States v. American Broadcasting Companies, Inc., 74-3600-RJK), in the United States District Court for the Central District of California, entered into and effective on November 14, 1980. Similar judgments have been entered against CBS and NBC with respect to their television networks. In November 1993 the United States District Court, upon a joint motion by the United States Department of Justice, the Company, CBS and NBC, modified the consent judgment to eliminate those provisions which prohibited the acquisition of subsidiary rights and interests in television programs produced by independent suppliers and restricted the ability of the Company (as well as CBS and NBC) to engage in the business of distributing programs directly to television stations in the United States or overseas. The consent judgment continues to contain provisions regulating for a period expiring on November 14, 1995 certain aspects of the Company's contractual relationships with suppliers of entertainment programming and with talent performers and other creative contributors to ABC Television Network entertainment programming.

        Broadcast/Cable/Other Competing Services Regulations

        In 1992, Congress enacted the Cable Television Consumer Protection and Competition Act. The Act gives television stations the right to elect "must carry" protection (including protection on channel position) on local cable systems. (The FCC's "must carry" rules require cable television systems generally to carry the signals of television stations in whose service areas they operate.) In the alternative, the Act permits local stations to negotiate with cable systems the terms and conditions of "retransmission consent" to carry their signals and to withhold their signals in the event that no consent on terms and conditions is reached. The Act also reimposes cable system rate regulation and introduces new regulations designed to ensure that MDS and other multi-channel video programmers have access to programming to facilitate competition with cable systems. The Act requires the FCC to conduct rulemaking proceedings to establish national cable system ownership limits and limits on cable channels devoted to video programmers in which the cable system has an interest, and to prohibit coercive or discriminatory practices by cable operators in dealings with video programmers (such as ESPN, ESPN2, A&E Television Network and Lifetime Television). The Act also requires the FCC to conduct rulemaking proceedings concerning increases which cable operators may demand of subscribers with respect to various tiers of program services, including cable programming services. The FCC has adopted regulations implementing all of these statutory provisions. These regulations could affect cable programming services' ability to launch new services and could affect per subscriber rates charged to cable operators as well as affect the total subscriber base for which advertising is sold. Cable operators have filed lawsuits challenging many of the new Act's provisions as well as regulations adopted under those provisions. The must carry, retransmission consent, rate regulation and program access provisions have been upheld as constitutional in federal court decisions. The decision relating to must carry was appealed to the Supreme Court of the United States. The Court issued a ruling on June 27, 1994 which did not decide the constitutional question but vacated the lower court decision and remanded the case for further proceedings to develop a fuller factual record. The decision relating to the Act's other provisions has been appealed to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the outcome of this litigation.

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

        The Company also faces potential competition to its broadcast and cable program services and to its newspaper operations from telephone companies. Telephone companies are seeking to expand their broadband networks to provide both data transmission services ("electronic publishing") and video services to the home. A number of recent developments may affect potential telephone company competition. First the FCC decided in 1991 and 1992 to permit telephone companies to offer "video dialtone" distribution services to programmers on a common carrier basis without having to obtain a municipal cable franchise. Appeals challenging this decision are pending in the United States Court of Appeals for the District of Columbia Circuit. Second, six U.S. District Courts as well as the Fourth and Ninth U.S. Courts of Appeals have ruled unconstitutional the provision in the Cable Act of 1984 that prohibits telephone companies from providing video programming directly to their telephone subscribers ("the telco/cable cross ownership ban"). Finally, there are a number of legislative proposals that would either eliminate or modify the telco/cable cross ownership ban. The Company cannot predict the outcome of these developments or the competitive effect of these services or potential services.

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


                               *   *   *   *   *

                                  Publishing

        The Company publishes newspapers and shopping guides, various specialized and business periodicals and books; provides research services and also distributes information from databases. Following is a summary of the Company's historical operating performance, by type of publication, for the last five years (000's omitted):

                             1994       1993        1992       1991      1990
                             ----       ----        ----       ----      ----
Inches of advertising
  Newspapers (a)..........   20,013     18,953     18,396     17,550     18,421
  Specialized publications    3,307      3,055      3,004      2,921      3,399

Advertising revenue
  Newspapers - ROP........ $337,703   $310,429   $301,182   $291,592   $307,634
  Newspapers - inserts....   63,314     58,732     55,278     51,695     49,800
  Shopping guides.........   80,268     71,853     71,137     66,370     65,834
  Specialized publications  301,467    277,077    270,885    267,974    307,686

Circulation revenue
  Newspapers.............. $103,680   $101,112   $ 96,226   $ 93,697   $ 85,933
  Specialized publications   63,843     51,182     47,253     53,024     59,471

Other operating revenue
  Newspapers.............. $ 25,072   $ 21,700   $ 18,200   $ 14,323   $ 10,813
  Shopping guides.........    5,273      4,851      4,220      3,589      4,171
  Specialized publications
    Books/Music...........   33,631     28,638    118,967    116,708    111,643
    Research services,
     data base and other..   87,860     84,864     95,218     93,274     98,984

Total revenue
  Newspapers.............. $529,769   $491,973   $470,886   $451,307   $454,180
  Shopping guides.........   85,541     76,704     75,357     69,959     70,005
  Specialized publications  486,801    441,761    532,323    530,980    577,784

Paid circulation at
 year-end
  Newspapers (Daily)......      754        751        754        741        769
  Newspapers (Sun.).......    1,000      1,008        992        966        958
  Specialized publications    1,355      1,324      1,356      1,768      2,164

----------
(a) Does not include inserts.

Daily Newspapers

     The Company publishes seven daily newspapers in seven communities (five of which have Sunday editions). The daily newspapers and their paid circulation are as follows:

                                                           Daily       Sunday
                                                           -----       ------
The Kansas City Star.......................    Morning     297,000     425,000
Fort Worth Star-Telegram...................    All Day     249,000     343,000
The Oakland Press (Pontiac, MI)............    Morning      72,000      80,000
Belleville News-Democrat (Belleville, IL)..    Morning      51,000      62,000
The Times Leader (Wilkes-Barre, PA)........    Morning      47,000      77,000
Albany Democrat-Herald (Albany, OR)........    Evening      22,000
The Daily Tidings (Ashland, OR)............    Evening       6,000

Weekly Newspapers

     The Company publishes weekly community newspapers in four states. The location by state, number of publications and aggregate circulation is set forth below:

                                                Number of           Aggregate
       State                                   Publications        Circulation
       -----                                   ------------        -----------
Illinois...................................        13                 56,000
Michigan...................................        13                168,000
Oregon.....................................         6                 39,000
Pennsylvania...............................         2                 29,000

Shopping Guides and Real Estate Magazines

     The Company distributes shopping guides and real estate magazines in eleven states. The location by state, number of publications and aggregate circulation is set forth below:

                                               Number of              Aggregate
     State                                    Publications           Circulation
     -----                                    ------------           -----------
California.................................         8                 2,078,000
Illinois...................................         1                    13,000
Kansas.....................................         1                   144,000
Michigan...................................         8                   108,000
Missouri...................................         1                   142,000
Nevada.....................................         4                   113,000
Oregon.....................................         5                   221,000
Pennsylvania...............................         2                    73,000
Texas......................................         1                    22,000
Utah.......................................         1                    24,000
Washington.................................         5                   409,000

Specialized Publications

     The Specialized Publications consists of three groups: the Diversified Publishing Group, the Fairchild Publications Group, and the Financial Services and Medical Group. Through these groups it is engaged in gathering and publishing business news and ideas for industries covered by its various publications; in the publishing of consumer, special interest, trade and agricultural publications; and in research and database services. All of the publications are printed by outside printing contractors. Following are the significant publications and services:

                 Title                             Frequency         Circulation
                 -----                             ---------         -----------
Diversified Publishing Group
    Agricultural Publishing Group
         Feedstuffs............................    Weekly               18,000
         Tack 'n Togs Merchandising............    13 times per year    21,000*

In addition, the Agricultural Publishing Group publishes nineteen state and regional farm magazines with an aggregate circulation of 876,000, serving 38 states. The group also produces six farm shows and provides database and custom publishing services to agricultural businesses.

Chilton Publications
    American Metal Market......................    Daily                10,000
    Assembly...................................    9 times per year     60,000*
    Automotive Body Repair News................    Monthly              60,000*
    Automotive Industries......................    Monthly             102,000*
    Automotive Marketing.......................    Monthly              40,000*
    Cablevision................................    Semimonthly          15,000*
    CED (Communications Engineering and Design)    Monthly              18,000*
    Commercial Carrier Journal.................    Monthly              86,000*
    Convergence................................    10 times per year    20,000*
    Distribution...............................    Monthly              70,000*
    Electronic Component News..................    Monthly             126,000*
    Energy User News...........................    Monthly              37,000*
    Food Engineering...........................    Monthly              60,000*
    Food Engineering International.............    6 times per year     15,000*
    Hardware Age...............................    Monthly              68,000*
    I&CS (Instrument & Control Systems)........    Monthly              93,000*
    IAN (Instrumentation & Automation News)....    Monthly             117,000*
    IMPO (Industrial Maintenance & Plant
     Operations)...............................    Monthly             127,000*
    Industrial Paint & Powder..................    Monthly              39,000*
    Industrial Safety & Hygiene News...........    Monthly              61,000*
    Jewelers' Circular-Keystone................    Monthly              28,000
    Manufacturing Systems......................    Monthly             115,000*
    Metal Center News..........................    Monthly              15,000*
    Motor Age..................................    Monthly             146,000*
    Multichannel News..........................    Weekly               17,000
    New Steel..................................    Monthly              18,000*
    Outdoor Power Equipment....................    Monthly              18,000*
    Owner Operator.............................    9 times per year     93,000*
    Product Design and Development.............    Monthly             162,000*

                 Title                                Frequency         Circulation
                 -----                                ---------         -----------
        Quality...................................    Monthly              90,000*
        Review of Opthalmology....................    Monthly              17,000*
        Review of Optometry.......................    Monthly              34,000*
        Video Business............................    Weekly               45,000*
        Video Software Magazine...................    Monthly              22,000*
        Warehousing...............................    6 times per year     40,000*

    Grupo Editorial Expansion, S.A.
        Expansion.................................    Biweekly             26,000
        Obras.....................................    Monthly              11,000
        Manufactura...............................    6 times per year     35,000*

    Los Angeles...................................    Monthly             155,000

    The Diversified Publishing Group also includes: Chilton Enterprises which publishes automotive repair, craft and hobby books, provides custom market research and conducts trade shows; and NILS Publishing Company, a database publisher of information on insurance laws and regulations.

Fairchild Publications Group
        Children's Business.......................    Monthly              13,000*
        Daily News Record.........................    Daily                20,000
        Footwear News.............................    Weekly               18,000
        Golf Pro Merchandiser.....................    Monthly              13,000*
        HFN.......................................    Weekly               25,000
        Home Fashions Magazine....................    10 times per year    10,000*
        Salon News................................    Monthly              79,000*
        SportStyle................................    Monthly              26,000*
        Supermarket News..........................    Weekly               52,000
        W.........................................    Monthly             334,000
        Women's Wear Daily........................    Daily                56,000

Financial Services and Medical Group
    Institutional Investor
        Americas Edition..........................    Monthly             105,000*
        International Edition.....................    Monthly              39,000*
        Infrastructure Finance....................    6 times per year     19,000*
        SELL!NG...................................    10 times per year   110,000

    International Medical News Group
        Clinical Psychiatry News..................    Monthly              33,000*
        Family Practice News......................    Semimonthly          73,000*
        Internal Medicine News....................    Semimonthly         101,000*
        Ob. Gyn. News.............................    Semimonthly          33,000*
        Pediatric News............................    Monthly              37,000*
        Skin & Allergy News.......................    Monthly              19,000*

----------
*All, or substantially all, controlled circulation.

     Certain operations within the Publishing Group also publish philatelic magazines, cable guides, books, visuals, journals and newsletters, and conduct meetings and seminars.

Competition

     The Company's newspapers specialized publications and shopping guides operate in a highly competitive environment. In the Company's various news publishing activities it competes with almost all other information media, including broadcast media, and this competition may become more intense as new technologies are developed. Magazines and many newspapers publish substantial amounts of similar business news and information, and deal with the same or related special interests or industries, as those covered by the Company's specialized publications. The Company's newspapers, specialized publications and shopping guides compete for advertising with all other advertising forms of media.

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

     The Company owns the ABC Television Center adjacent to the Company's headquarters building on West 66th Street and ABC Radio Networks' studios at 125 West End Avenue in New York City. In Los Angeles, the Company owns the ABC Television Center. The Company leases the ABC Television Network offices in Los Angeles the ABC News Bureau facility in Washington, DC and the computer facility in Hackensack, NJ under leases expiring on various dates through 2034. The Company's broadcast operations and engineering facility and local television studios and offices in New York City are leased, but the Company has the right to acquire such properties for a nominal sum in 1997. The Company's 80%-owned subsidiary ESPN owns ESPN Plaza in Bristol, CT from which it conducts its technical operations. The Company owns the majority of its other broadcast studios and offices and broadcast transmitter sites elsewhere, and those which it does not own are occupied under leases expiring on various dates through 2039.

     The Company owns and leases publishing subsidiaries'executive editorial and other offices and facilities in various cities. For leased properties, the leases expire on various dates through 2006. All of the significant premises occupied by the newspapers are owned by the Company.

Item 3.  Legal Proceedings.

     American Broadcasting Companies, Inc. and two reporters have been named as defendants in two defamation lawsuits arising out of certain ABC broadcasts including the February 28, 1994 and March 7, 1994 editions of the ABC news magazine Day One. On March 24, 1994, Philip Morris Companies, Inc. and Philip Morris Incorporated filed a lawsuit in the Circuit Court of Richmond, Virginia seeking $5,000,000,000 in compensatory damages and $5,000,000,000 in punitive damages. On February 22, 1995, RJR Nabisco Holdings Corporation and R.J. Reynolds Tobacco Company filed a lawsuit in Superior Court in Winston-Salem, North Carolina seeking unspecified compensatory and punitive damages. Both matters are in a pretrial stage.

     All other litigation pending during 1994 was routine and incidental to the business of the Company. For a discussion of the relevance of one item of litigation in the regulatory context, see "Licenses -- Federal Regulation of Broadcasting" under Item 1. Business.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The information called for by this item is not applicable.

Executive Officers of the Company

                            Director  Officer            Title and positions during
       Name            Age   since     since                the past five years
       ----            ---  --------  -------            --------------------------
Thomas S. Murphy        69    1957      1958   Chairman of the Board of Directors and Chief Executive
                                                Officer.  From 1990 to February 1994 he was Chairman of
                                                the Board of Directors.  Prior to 1990 he was Chairman of
                                                the Board of Directors and Chief Executive Officer.

Robert A. Iger          44    1994      1993   President and Chief Operating Officer and Director.  From
                                                1993 to September 1994 he was Executive Vice President
                                                and President of ABC Television Network Group. Prior to
                                                1993 he was President of ABC Entertainment.

John B. Fairchild       68    1968      1968   Executive Vice President, Chairman of Fairchild
                                                Publications and Director.

Ronald J. Doerfler      53              1977   Senior Vice President and Chief Financial Officer.

Herbert A. Granath      66              1988   Senior Vice President, and President of Cable and
                                                International Broadcast Group. Prior to 1993 he was Vice
                                                President, and President of Video Enterprises.

Michael P. Mallardi     61              1986   Senior Vice President, and President of Broadcast Group.

Phillip J. Meek         57              1975   Senior Vice President, and President of Publishing Group.

Stephen A. Weiswasser   54              1986   Senior Vice President, and President of Multimedia Group.
                                                From 1993 to October 1994 he was also Senior Vice
                                                President and General Counsel. From 1991 to 1993 he was
                                                Senior Vice President and Executive Vice President of ABC
                                                News. In 1991 he was Senior Vice President and Executive
                                                Vice President of ABC Television Network Group. Prior
                                                thereto he was Senior Vice President and General Counsel.

David Westin            42              1991   Senior Vice President, and President of ABC Television
                                                Network Group. From 1993 to September 1994 he was Senior
                                                Vice President, and President of Production, ABC
                                                Television Network Group. From 1991 to 1993 he was Senior
                                                Vice President and General Counsel. Prior to 1991 he was
                                                engaged in the practice of law as a partner in the law
                                                firm of Wilmer, Cutler & Pickering.

Alan N. Braverman       47              1993   Vice President and General Counsel.  From 1993 to October
                                                1994 he was Vice President and Deputy General Counsel.
                                                Prior to 1993 he was engaged in the practice of law as a
                                                partner in the law firm of Wilmer, Cutler & Pickering.

Allan J. Edelson        52              1981   Vice President and Controller.

David J. Vondrak        49              1986   Vice President and Treasurer.

     There is no relationship by blood, marriage or adoption among the officers. All officers hold office at the pleasure of the Board of Directors.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

     The information called for by this item is included on page 39 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data.

     The information called for by this item is included on pages 24 and 25 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this item is included on pages 19 through 23 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information called for by this item is included on pages 26 through 39 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The information called for by this item is not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Incorporated herein by reference to the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 1995. Information concerning the executive officers is included in Part 1 on page K-14.

Item 11.  Executive Compensation.

     Incorporated herein by reference to the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Incorporated herein by reference to the Company's definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 1995.

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

  (b)  Reports on Form 8-K.

               None filed during Fourth Quarter 1994.

                            CAPITAL CITIES/ABC, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
               COVERED BY REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
                             (Item 14(a) 1. & 2.)

                                                                       Reference
                                                               ------------------------
                                                               Annual Report
                                                                    to
                                                                Shareholders  Form 10-K
                                                               -------------  ---------
Consolidated balance sheet at December 31, 1994 and
 December 31, 1993...........................................       28
For the years ended December 31, 1994, 1993 and 1992
  Consolidated statement of income...........................       26
  Consolidated statement of cash flows.......................       27
  Consolidated statement of stockholders' equity.............       30
Notes to consolidated financial statements...................       31
Financial statement schedule for the years ended December 31,
 1994, 1993 and 1992
 II --  Valuation and qualifying accounts....................                    K-19

     All other schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements including the notes thereto.
                               *   *   *   *   *
     The consolidated financial statements of Capital Cities/ABC Inc. listed in the above index which are included in the Annual Report to Shareholders for the year ended December 31, 1994 are hereby incorporated by reference. With the exception of the Items referred to in Items 1, 5, 6, 7, and 8, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this report.
--------------------------------------------------------------------------------
                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of Capital Cities/ABC Inc. for the year ended December 31, 1994 of our report dated February 28, 1995 included in the 1994 Annual Report to Shareholders of Capital Cities/ABC, Inc.

     Our audits also included the financial statement schedule of Capital Cities/ABC, Inc. listed in item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements Form S-8 No. 33-25918 for the registration of 200,000 shares, Form S-8 No. 33-33761 for the registration of 2,000,000 shares, Form S-3 No. 33-38117 for the registration of Debt Securities and Warrants to purchase Debt Securities, Form S-3 No. 33-39652 for the registration of Debt Securities and Warrants to purchase Debt Securities, Form S-8 No. 33-52563 for the registration of 600,000 shares and Form S-8 No. 33-52947 for the registration of 2,000,000 shares and an indeterminate number of plan interests and in the related Prospectuses and documents constituting Prospectuses, of our above report.

ERNST & YOUNG LLP

New York, New York
March 20, 1995

                            CAPITAL CITIES/ABC, INC.

                      INDEX TO EXHIBITS (Item 14 (a) 3.)

        (3)(a) Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit (3)(a) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1994.

        (3)(b) Current By-laws of the Company. Incorporated by reference to Exhibit (3) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1990.

        (4)(a) Capital Cities/ABC, Inc. Standard Multiple-Series Indenture Provisions dated December 7, 1990. Incorporated by reference to Exhibit (4)(a) to Registration Statement No. 33-38117.

        (4)(b) Indenture, dated as of December 15, 1990 between the Company and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, with respect to Senior Debt Securities. Incorporated by reference to Exhibit (4)(b) to Registration Statement No. 33-38117.

        (4)(c) Indenture, dated as of April 1, 1991 between the Company and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, with respect to Subordinated Debt Securities. Incorporated by reference to Exhibit
(4)(c) to Registration Statement No. 33-39652.

        (4)(d) Revolving Credit Agreement, dated as of January 3, 1986, as amended and restated as of June 30 1987, among the Company, Chemical Bank and certain other banks. Incorporated by reference to Exhibit (4)(d) to the Company's Annual Report on Form 10-K for 1987.

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

        (4)(g) Fourth amendment, dated as of July 29, 1994 to the Revolving Credit Agreement set forth in Exhibits (4)(d), (4)(e) and, (4)(f) above. Incorporated by reference to Exhibit (4) to the Company's Quarterly Report on Form 10-Q for the period ended October 2, 1994.

        (4)(h) Other instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries are not being filed since the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

        (4)(i) Rights Agreement, dated December 14, 1989, between the Company and Harris Trust Company of New York with respect to the Preferred Share Purchase Rights. Incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 15 1989.

        (10)(a) Stock Purchase Agreement between the Company and Berkshire Hathaway Inc., dated March 18, 1985. Incorporated by reference to Appendix B to the Company's and American Broadcasting Companies, Inc.'s Joint Proxy Statement--Prospectus dated May 10 1985.

       (10)(b) Stock Purchase Agreement among the Company, Berkshire Hathaway Inc. National Indemnity Company, National Fire and Marine Insurance Company, Columbia Insurance Company, Nebraska Furniture Mart, Inc. and Cornhusker Casualty Company, dated January 2, 1986. Incorporated by reference to Exhibit A to the Schedule 13D dated January 8, 1986 filed by Berkshire Hathaway Inc. and others in regard to the Company's common stock.

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

       *(10)(e) Benefit Equalization Plan of the Company, as amended through January 1, 1994. Incorporated by reference to Exhibit (10)(e) to the Company's Annual Report on Form 10-K for 1993.

       *(10)(f) Incentive Compensation Plan of the Company, as amended through December 9, 1993. Incorporated by reference to Exhibit (10)(f) to the Company's Annual Report on Form 10-K for 1993.

       *(10)(g) Employee Stock Option Plan of the Company, as amended through December 15, 1987. Incorporated by reference to Exhibit (10)(f) to the Company's Annual Report on Form 10-K for 1992.

       *(10)(h) 1991 Stock Option Plan of the Company, as amended through March 19, 1991. Incorporated by reference to Exhibit (10)(g) to the Company's Annual Report on Form 10-K for 1992.

       *(10)(i) Contract dated January 2, 1968 between John B. Fairchild and Fairchild Publications Inc. as amended by contract of June 1977 between Mr. Fairchild and Capital Cities Media Inc. (a subsidiary of the Company) as successor to Fairchild Publications, Inc. (Mr. Fairchild is an executive officer and a director of the Company.) Incorporated by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for 1992.

       *(10)(j) The Company's Retirement Plan for Nonemployee Directors, as adopted by Board of Directors resolution dated March 20, 1990. Incorporated by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for 1992.

       (13) The Company's 1994 Annual Report to Shareholders. (This report, except for the portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Form 10-K.)

       (21)  Subsidiaries of the Company.

       (99)(a) Form 11-K for the Company's Savings & Investment Plan for the year ended December 31, 1994.

       (99)(b)  Undertakings.

* Executive officers' and directors' compensation plans and arrangements.


                         *  *  *  *  *  *  *  *  *  *

                            VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE II
                                        (Thousands of Dollars)

                                                   Additions             Deductions
                                             -------------------     -----------------------
                                 Balance at  Operating   Charged     Operating   Accounts     Balance
                                 beginning   companies     to        companies  written-off,  at close
                                 of period    acquired   expense      disposed      net       of period
                                 ---------   ---------   -------     ---------  ------------  ---------
Deducted from accounts and
 notes receivable:
  Year ended December 31, 1994..  $44,650               $22,596     $  (206)    $(20,621)     $46,419
  Year ended December 31, 1993..   35,114      $490      31,876                  (22,830)      44,650
  Year ended December 31, 1992..   38,302        24      48,458      (8,680)     (42,990)      35,114

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CAPITAL CITIES/ABC, INC.
                                           (Registrant)

                                       /s/ THOMAS S. MURPHY
                                       --------------------
                                        (Thomas S. Murphy)       March 20, 1995
                                       Chairman of the Board
                                   and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

   /s/ THOMAS S. MURPHY
   ---------------------------
     (Thomas S. Murphy)                                          March 20, 1995

Principal Financial Officer:

   /s/ RONALD J. DOERFLER
   ---------------------------
     (Ronald J. Doerfler)                                        March 20, 1995

Controller:

   /s/ ALLAN J. EDELSON
   ---------------------------
     (Allan J. Edelson)                                          March 20, 1995

Directors:

   /s/ ROBERT P. BAUMAN
   ---------------------------
     (Robert P. Bauman)                                          March 20, 1995

   /s/ NICHOLAS F. BRADY
   ---------------------------
     (Nicholas F. Brady)                                         March 20, 1995

   /s/ WARREN E. BUFFETT
   ---------------------------
     (Warren E. Buffett)                                         March 20, 1995

   /s/ DANIEL B. BURKE
   ---------------------------
     (Daniel B. Burke)                                           March 20, 1995

   /s/ FRANK T. CARY
   ---------------------------
     (Frank T. Cary)                                             March 20, 1995

   /s/ JOHN B. FAIRCHILD
   ---------------------------
     (John B. Fairchild)                                         March 20, 1995

   /s/ LEONARD H. GOLDENSON
   ---------------------------
     (Leonard H. Goldenson)                                      March 20, 1995

   /s/ ROBERT A. IGER
   ---------------------------
     (Robert A. Iger)                                            March 20, 1995

   /s/ FRANK S. JONES
   ---------------------------
     (Frank S. Jones)                                            March 20, 1995

   /s/ ANN DIBBLE JORDAN
   ---------------------------
     (Ann Dibble Jordan)                                         March 20, 1995

   /s/ JOHN H. MULLER, JR.
   ---------------------------
     (John H. Muller, Jr.)                                       March 20, 1995

   /s/ THOMAS S. MURPHY
   ---------------------------
     (Thomas S. Murphy)                                          March 20, 1995

   /s/ WYNDHAM ROBERTSON
   ---------------------------
     (Wyndham Robertson)                                         March 20, 1995

   /s/ M. CABELL WOODWARD, JR.
   ---------------------------
     (M. Cabell Woodward, Jr.)                                   March 20, 1995