Form 10-Q
period 1995-04-02
CAPITAL CITIES ABC INC /NY/
filed 1995-05-10
CIK 17109

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               _________________


                                   FORM 10-Q


        [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended April 2, 1995

                                      OR

        [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to _________

                         Commission file number 1-4278

                            CAPITAL CITIES/ABC, INC.
            (Exact name of registrant as specified in its chapter)

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

          The number of shares outstanding of the issuer's common stock as of April 28, 1995: 153,926,413 shares, excluding 30,008,547 treasury shares.

                          PART I FINANCIAL INFORMATION
                          ----------------------------
                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                  --------------------------------------------
                             (Thousands of Dollars)



                                            Three Months Ended
                                         ------------------------
                                          April 2,     April 3,
                                         -----------  -----------
                                            1995         1994
                                         -----------  -----------

Net revenues                             $1,606,815   $1,404,949
                                         ----------   ----------

Costs and expenses
  Direct operating expenses                 951,592      864,449
  Selling, general and administrative       326,248      284,989
  Depreciation                               28,022       25,935
  Amortization of intangible assets          16,059       15,814
                                         ----------   ----------
                                          1,321,921    1,191,187
                                         ----------   ----------

Operating income                            284,894      213,762

Other income (expense)
  Interest expense                          (14,493)     (13,031)
  Interest income                            14,689        3,959
  Miscellaneous, net                         (5,931)         791
                                         ----------   ----------
                                             (5,735)      (8,281)
                                         ----------   ----------
Income before income taxes                  279,159      205,481

Income taxes                                121,400       89,400
                                         ----------   ----------

Net income                               $  157,759   $  116,081
                                         ----------   ----------

Net income per share                          $1.02        $0.76
                                         ----------   ----------

Dividends per common share                    $0.05        $.005
                                         ----------   ----------

Average shares outstanding                  154,060      153,450
                                         ----------   ----------
  (000's)

                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Thousands of Dollars)

                                            April 2,    December 31,
                                          ------------  -------------
                                              1995          1994
                                          ------------  -------------
                                          (Unaudited)     (Audited)
Assets
- ------
  Current assets
    Cash and short-term cash investments  $   896,059    $   781,371
    Short-term investments                    374,458        238,029
    Accounts and notes receivable, net        920,753      1,056,280
    Program licenses and rights               515,491        440,443
    Other current assets                      214,651        200,064
                                          -----------    -----------
      Total current assets                  2,921,412      2,716,187
                                          -----------    -----------

  Property, plant and equipment, at cost    2,144,523      2,122,494
      Less accumulated depreciation          (853,704)      (831,838)
                                          -----------    -----------
      Property, plant and equipment, net    1,290,819      1,290,656
                                          -----------    -----------

  Intangible assets, net                    2,029,070      1,999,305
  Program licenses and rights,                159,947        195,563
   noncurrent
  Investment in unconsolidated equity
    affiliates                                336,581        334,460
  Other assets                                226,686        232,041
                                          -----------    -----------
                                          $ 6,964,515    $ 6,768,212
                                          -----------    -----------
Liabilities and Stockholders' Equity
- ------------------------------------
  Current liabilities
    Accounts payable                      $   151,884    $   163,566
    Accrued compensation                       71,718        131,370
    Accrued expenses and other current
      liabilities                             313,352        273,254
    Program licenses and rights               271,221        281,923
    Taxes on income                           243,830        189,267
    Long-term debt due within one year          3,413          4,176
                                          -----------    -----------
      Total current liabilities             1,055,418      1,043,556

  Deferred compensation                       207,115        188,492
  Deferred income taxes                       245,368        247,532
  Program licenses and rights,                 40,745         39,259
   noncurrent
  Other liabilities                           238,100        233,987
  Long-term debt due after one year           610,631        610,666
                                          -----------    -----------
      Total liabilities                     2,397,377      2,363,492
                                          -----------    -----------

  Minority interest                           129,402        116,163
                                          -----------    -----------

  Stockholders' equity
    Preferred stock, no par value                   -              -
    Common stock, $0.10 par value
      (300,000,000 shares authorized)          18,394         18,394
    Additional paid-in capital              1,036,059      1,036,068
    Unrealized net gains on investments        55,983         57,008
    Retained earnings                       4,898,680      4,748,624
                                          -----------    -----------
                                            6,009,116      5,860,094
    Less common stock in treasury, at      (1,571,380)    (1,571,537)
     cost

      Total stockholders' equity            4,437,736      4,288,557
                                          -----------    -----------
                                          $ 6,964,515    $ 6,768,212
                                          -----------    -----------

                            CAPITAL CITIES/ABC, INC.
                            ------------------------
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                             (Thousands of Dollars)

                                                         Three Months Ended
                                                         ------------------
                                                         April 2,   April 3,
                                                         --------   --------
                                                           1995       1994
                                                           ----       ----
Cash flows from operating activities
  Net income                                           $ 157,759    $116,081
  Adjustments to reconcile net income
   to net cash
    Noncash and nonoperating items
      Depreciation                                        28,022      25,935
      Amortization of intangible assets                   16,059      15,814
      Increase (decrease) in deferred
       liabilities                                        17,169      (3,731)
      Other noncash and nonoperating
       items, net                                         20,988       5,450
    Changes in operating assets and
     liabilities, net of effects of acquisitions
       and dispositions
      (Increase) in program assets and
        liabilities, net                                 (48,648)    (96,527)
      Decrease in accounts receivable                    135,996      65,660
      Increase in accounts payable,
       accrued expenses and other current
        liabilities                                       22,826      67,831
      (Increase) in other operating
       assets, net                                       (14,576)     (7,402)
Net cash provided by operating                         ---------    --------
 activities                                              335,595     189,111
                                                       ---------    --------
Cash flows from investing activities
  Capital expenditures                                   (27,563)    (30,384)
  (Increase) in short-term investments                  (136,363)    (26,247)
  Acquisitions of operating companies
   and equity investments                                (47,012)    (27,460)
  Proceeds from dispositions of real
   estate                                                      -      22,000
  Other investing activities, net                         (1,616)    (29,323)
                                                       ---------    --------
Net cash (used in) investing activities                 (212,554)    (91,414)
                                                       ---------    --------

Cash flows from financing activities
  Reduction of long-term debt                               (798)     (3,910)
  Common stock purchased for treasury                          -     (27,345)
  Dividends                                               (7,703)       (767)
  Other financing activities, net                            148          43
                                                       ---------    --------
Net cash (used in) financing activities                   (8,353)    (31,979)
                                                       ---------    --------

Net increase in cash and short-term
  cash investments                                       114,688      65,718

Cash and short-term cash investments
  Beginning of period                                    781,371     264,283
                                                       ---------    --------
  End of period                                        $ 896,059    $330,001
                                                       ---------    --------

                              *  *  *  *  *  *  *
Cash and short-term cash investments at April 2, 1995 and April 3, 1994 excludes $374,458,000 and $198,813,000, respectively, of highly liquid U.S. Government instruments with original maturities in excess of three months, to conform to the definition of a cash investment prescribed by the Financial Accounting Standards Board.

                            CAPITAL CITIES/ABC, INC.
                            ------------------------

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
           ----------------------------------------------------------
                        Three Months Ended April 2, 1995
                             (Thousands of Dollars)



                                                Unreal-
                                 Additional    ized net
                       Common     paid-in      gains on     Retained     Treasury
                        stock     capital    investments    earnings       stock         Total
                       -------  -----------  ------------  -----------  ------------  ------------
Balance at December
  31,1994              $18,394  $1,036,068       $57,008   $4,748,624   $(1,571,537)  $ 4,288,557

Net income for
  three months               -           -             -      157,759             -       157,759

3,858 shares issued
  from exercise of
  employee stock
  options                    -          (9)            -            -           157           148

Dividends                    -           -             -       (7,703)            -        (7,703)

Change in
  unrealized net
  gains, net of
  income taxes of
  $710                       -           -        (1,025)           -             -        (1,025)

Balance at April 2,    -------  ----------   -----------   ----------   -----------   -----------
  1995                 $18,394  $1,036,059       $55,983   $4,898,680   $(1,571,380)  $(4,437,736)
                       -------  ----------   -----------   ----------   -----------   -----------

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

(2) Earnings per share, average shares outstanding and dividends per share for 1994 have been restated to reflect the Company's ten-for-one stock split which became effective June 3, 1994.

                            CAPITAL CITIES/ABC, INC.
                            ------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

A summary of the Company's operations by business segment for the first quarter is as follows (in thousands of dollars):


                                          Three Months Ended
                                          ------------------
                                        April 2,     April 3,
                                       -----------  -----------
                                          1995         1994
                                       -----------  -----------

Broadcasting
- ------------

Net revenues                           $1,329,804   $1,144,949
                                       ----------   ----------
  Direct operating costs                1,050,850      935,946
  Amortization of intangible assets        12,092       11,748
                                       ----------   ----------
Costs and expenses                      1,062,942      947,694
                                       ----------   ----------
Income from operations                 $  266,862   $  197,255
                                       ----------   ----------

Publishing
- ----------
Net revenues                           $  277,011   $  260,000
                                       ----------   ----------
  Direct operating costs                  242,439      228,266
  Amortization of intangible assets         3,967        4,066
                                       ----------   ----------
Costs and expenses                        246,406      232,332
                                       ----------   ----------
Income from operations                 $   30,605   $   27,668
                                       ----------   ----------

Consolidated
- ------------
Net revenues                           $1,606,815   $1,404,949
                                       ----------   ----------
Income from operations                    297,467      224,923
  General corporate expense               (12,573)     (11,161)
                                       ----------   ----------
Operating income                       $  284,894   $  213,762
                                       ----------   ----------

Results of Operations
- ---------------------

       Consolidated net revenues for the first quarter of 1995 were $1,606,815,000, up 14% from the $1,404,949,000 reported in 1994. Broadcasting net revenues for the first quarter of 1995 were $1,329,804,000, compared with $1,144,949,000 in 1994, a 16% increase. The ABC Television Network and the television stations reported a significant increase in net revenues for the first quarter of 1995. These gains were due to greater advertiser demand and the broadcast of Super Bowl XXIX in 1995, and in part to the absence of the Winter Olympics, which were broadcast on another network in 1994. ESPN continued to report significant revenue increases, while radio revenues increased moderately as a result of greater advertiser demand and recent radio station acquisitions. Publishing Group revenues increased 7%, with the newspaper operations reporting somewhat stronger gains than the specialized publications.

       Total costs and expenses for the first quarter of 1995 were $1,321,921,000 compared with $1,191,187,000 reported in 1994, an 11% increase.
Broadcasting costs in the first quarter of 1995 increased 12% from 1994. Costs and expenses for the ABC Television Network increased significantly, primarily due to higher programming, affiliate compensation, production and general and administrative expenses. Programming at the Network included higher expenses due to the telecast of the 1995 Super Bowl and Pro Bowl in 1995 versus the final 1993 NFL regular season game and Wildcard playoff games in 1994. Television station expenses rose moderately due to higher news, general and administrative costs and syndicated programming expense. ESPN expenses increased slightly in the first quarter of 1995. Increased programming, sales and general and administrative costs were substantially offset by the absence of the telecast of National Football League games in the first quarter of 1995. Costs at the Company's radio operations increased moderately, mainly due to higher selling, general and administrative expenses, affiliate compensation expense and the inclusion of recently acquired stations. Publishing Group costs increased 6% from 1994, due to higher newsprint, advertising and general and administrative expenses.

       Operating income for the first quarter of 1995 was $284,894,000 compared with $213,762,000 reported in 1994, an increase of 33%. Broadcasting operating income rose 35% from 1994. The ABC Television Network and the television stations operating income increased significantly, primarily because of improved advertiser demand. ESPN and the radio operations also reported significant earnings gains. Publishing earnings increased 11%, with improvements reported at both the newspaper operations and the specialized publications.

       Net interest income (interest income less interest expense) for the first quarter of 1995 increased $9,268,000 from 1994. Interest income was $10,730,000 higher in the first quarter of 1995 due to a higher level of invested cash, as well as higher interest rates in 1995. Interest expense increased $1,462,000, primarily as a result of a reduction of capitalized interest. Interest of $899,000 and $1,873,000 was capitalized in the first quarter of 1995 and 1994, respectively.

       The Company's income tax provision for the first quarter of 1995 has been computed by applying the estimated 1995 annual effective income tax rate of 43.5% to income before taxes. For the full year 1994, the effective tax rate was 43.6%.

       Consolidated net income for the first quarter of 1995 was $157,759,000 compared with $116,081,000 reported for the same period of 1994. Earnings per share for the first quarter of 1995 were $1.02, an increase of 34% from the $0.76 reported in last year's comparable quarter. Average shares outstanding for the first quarter of 1995 were 154,060,000 compared with 153,450,000 in 1994. Earnings per share and average shares outstanding for 1994 have been restated to reflect the Company's ten-for-one stock split effective June 3, 1994.

       Given the performance for the second through fourth quarters of 1994, the Company anticipates that comparative earnings gains for the balance of 1995 are likely to be more moderate than those achieved in the first quarter of 1995.

Liquidity and Capital Resources
- -------------------------------

Net Cash Provided By Operating Activities
- -----------------------------------------

       For the first quarter of 1995, net cash provided by operating activities was $335,595,000, an increase of $146,484,000 from the $189,111,000 reported in
1994. The increase was attributable to higher 1995 net income, a smaller increase in net program assets than in the prior year, increases in deferred liabilities and positive changes in other working capital items.

Net Cash Used In Investing Activities
- -------------------------------------

       For the first quarter of 1995, net cash used in investing activities was $212,554,000, an increase of $121,140,000 from the $91,414,000 used in the prior year. An increase in acquisition activity and an increase in short-term investments accounted for most of the increased use of cash for investing activities.

Net Cash Used In Financing Activities
- -------------------------------------

       For the first quarter of 1995, net cash used in financing activities was $8,353,000, a decrease of $23,626,000 from the $31,979,000 used in 1994. The decrease was primarily attributable to the absence of common stock repurchases, partially offset by higher cash dividends paid.

       At April 2, 1995, cash and short-term cash investments were $896,059,000, an increase of $114,688,000 from December 31, 1994. However, after the inclusion of short-term investments, the balance at April 2, 1995 aggregated $1,270,517,000, an increase of $251,117,000 from $1,019,400,000 at December 31,
1994. The Company's policy is very conservative with respect to investment of its cash. At April 2, 1995, substantially all of the Company's cash was invested in highly liquid United States Government securities with a weighted average life to maturity of 50 days. The Financial Accounting Standards Board requirements arbitrarily define cash equivalents as those investments with original maturities at the date of purchase of three months or less. At April 2, 1995, $374,458,000 of the Company's investments did not meet the definition of a cash equivalent and are therefore classified in the consolidated financial statements as short-term investments. The Company believes that this distinction is not meaningful with respect to the statement of its cash and cash equivalents position.

       Interest paid during the first quarter of 1995 and 1994 was $15,081,000 and $14,847,000, respectively. Income taxes paid, net of refunds received, during the first quarter of 1995 and 1994 was $77,526,000 and $44,172,000, respectively.

       Interest-bearing debt at April 2, 1995 and December 31, 1994 was as follows (000's omitted):

                                     April 2,       December 31,
                                     --------       ------------
                                       1995             1994
                                       ----             ----
Commercial paper supported by
  bank revolving credit agreement    $100,000         $100,000
8 7/8% notes due 2000                 250,000          250,000
8 3/4% debentures due 2021            250,000          250,000
Other long-term debt                   14,044           14,842
                                     --------         --------
                                     $614,044         $614,842
                                     --------         --------

       A subsidiary of the Company has issued commercial paper, $100,000,000 of which is outstanding at April 2, 1995, at a weighted average interest rate of 6.2%. The commercial paper is supported by a $1,000,000,000 bank revolving credit agreement terminating on June 30, 1999, unless otherwise extended. The amount of commercial paper outstanding at April 2, 1995 is classified as long-term, since the Company intends to renew or replace with long-term borrowings all, or substantially all, of the commercial paper. However, the amount of commercial paper outstanding in 1995 is expected to fluctuate and may be reduced from time to time.

       The Company has unconditionally guaranteed the commercial paper and any borrowings which may be made by a subsidiary under the bank revolving credit agreement.

       At April 2, 1995 and at December 31, 1994, interest-bearing debt represented 11% and 12%, respectively, of the Company's total capitalization.

       Capital expenditures in the first quarter of 1995 were $27,563,000. The Company anticipates that 1995 capital expenditures for property, plant and equipment will be approximately $150,000,000.

       As the operator of the ABC Television Network, ESPN and television and radio stations, the Company expects to continue to enter into programming commitments to purchase the broadcast rights for various feature film, sports and other programming. Total commitments to purchase broadcast programming approximated $3,842,000,000 at April 2, 1995. This amount is substantially payable over the next five years. The Company plans to fund its operations and commitments from internally generated funds and, if needed, from the various external sources of funds which are available.

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

                 None filed during First Quarter 1995.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CAPITAL CITIES/ABC, INC.
                                  ---------------------------------
                                       (Registrant)



Date: May 8, 1995                 /S/   Ronald J. Doerfler
                                  --------------------------
                                  Ronald J. Doerfler
                                  Senior Vice President and
                                  Chief Financial Officer