Form 10-Q
period 1995-07-02
CAPITAL CITIES ABC INC /NY/
filed 1995-08-11
CIK 17109

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------


                                   FORM 10-Q


[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 1995

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

                         Commission file number 1-4278

                            CAPITAL CITIES/ABC, INC.
             (Exact name of registrant as specified in its charter)

    NEW YORK                                14-1284013
(State of incorporation)                  (I.R.S. Employer
                                         Identification No.)

77 WEST 66TH STREET, NEW YORK, NEW YORK       10023
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including
area code                                   (212) 456-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x       No
                                       ---         -----


The number of shares outstanding of the issuer's common stock as of July 31, 1995: 153,855,874 shares, excluding 30,079,086 treasury shares.

                         PART I FINANCIAL INFORMATION
                           CAPITAL CITIES/ABC, INC.
                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                            (Thousands of Dollars)

                                 Three Months Ended           Six Months Ended
                               -----------------------     -----------------------
                                July 2,        July 3,      July 2,      July 3,
                                 1995           1994         1995         1994
                                -------        -------      -------      -------
Net revenues                   $1,648,689    $1,538,092    $3,255,504   $2,943,041
                               ----------    ----------    ----------   ----------

Costs and expenses
  Direct operating expenses       930,558       857,361     1,882,150    1,721,810
  Selling, general and
    administrative                321,483       295,047       647,731      580,036
  Depreciation                     28,419        27,558        56,441       53,493
  Amortization of intangible
    assets                         16,056        15,800        32,115       31,614
                               ----------    ----------    ----------   ----------
                                1,296,516     1,195,766     2,618,437    2,386,953
                               ----------    ----------    ----------   ----------

Operating income                  352,173       342,326       637,067      556,088

Other income (expense)
  Interest expense                (14,555)      (13,406)      (29,048)     (26,437)
  Interest income                  17,970         3,406        32,659        7,365
  Other, net                       14,996         2,962         9,065        3,753
                               ----------    ----------    ----------   ----------
                                   18,411        (7,038)       12,676      (15,319)
                               ----------    ----------    ----------   ----------

Income before income taxes        370,584       335,288       649,743      540,769

Income taxes                      161,700       145,800       283,100      235,200
                               ----------    ----------    ----------   ----------

Net income                     $  208,884    $  189,488    $  366,643   $  305,569
                               ----------    ----------    ----------   ----------
                               ----------    ----------    ----------   ----------

Net income per share                $1.36         $1.23         $2.38        $1.99
                               ----------    ----------    ----------   ----------
                               ----------    ----------    ----------   ----------

Dividends per common share          $0.05         $0.05         $0.10       $0.055
                               ----------    ----------    ----------   ----------
                               ----------    ----------    ----------   ----------

Average shares outstanding        154,030       154,030       154,045      153,745
  (000's)                      ----------    ----------    ----------   ----------
                               ----------    ----------    ----------   ----------

                           CAPITAL CITIES/ABC, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                 July 2,    December 31,
                                                  1995          1994
                                              -----------   ------------
                                              (Unaudited)     (Audited)
Assets
  Current assets
    Cash and short-term cash investments       $1,169,282   $  781,371
    Short-term investments                        284,244      238,029
    Accounts and notes receivable, net            885,330    1,056,280
    Program licenses and rights                   371,151      440,443
    Other current assets                          218,249      200,064
                                               ----------   ----------
      Total current assets                      2,928,256    2,716,187
                                               ----------   ----------

  Property, plant and equipment, at cost        2,154,257    2,122,494
      Less accumulated depreciation              (867,889)    (831,838)
                                               ----------   ----------
        Property, plant and equipment, net      1,286,368    1,290,656
                                               ----------   ----------

  Intangible assets, net                        1,995,163    1,999,305
  Program licenses and rights, noncurrent         194,629      195,563
  Investment in unconsolidated equity
    affiliates                                    336,289      334,460
  Other assets                                    256,654      232,041
                                               ----------   ----------
                                               $6,997,359   $6,768,212
                                               ----------   ----------
                                               ----------   ----------

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                           $  126,105   $  163,566
    Accrued compensation                           96,401      131,370
    Accrued expenses and other current
      liabilities                                 304,723      273,254
    Program licenses and rights                   238,997      281,923
    Taxes on income                               160,574      189,267
    Long-term debt due within one year              3,336        4,176
                                               ----------   ----------
      Total current liabilities                   930,136    1,043,556

  Deferred compensation                           231,102      188,492
  Deferred income taxes                           230,775      247,532
  Program licenses and rights, noncurrent          48,073       39,259
  Other liabilities                               234,414      233,987
  Long-term debt due after one year               609,598      610,666
                                               ----------   ----------
      Total liabilities                         2,284,098    2,363,492
                                               ----------   ----------

  Minority interest                               109,381      116,163
                                               ----------   ----------

  Stockholders' equity
    Preferred stock, no par value                       -            -
    Common stock, $0.10 par value
      (300,000,000 shares authorized)              18,394       18,394
    Additional paid-in capital                  1,047,225    1,036,068
    Unrealized net gains on investments            58,566       57,008
    Retained earnings                           5,099,871    4,748,624
                                               ----------   ----------
                                                6,224,056    5,860,094
    Less common stock in treasury, at cost     (1,620,176)  (1,571,537)
                                               ----------   ----------

      Total stockholders' equity                4,603,880    4,288,557
                                               ----------   ----------
                                               $6,997,359   $6,768,212
                                               ----------   ----------
                                               ----------   ----------

                                      -3-

                           CAPITAL CITIES/ABC, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                            (Thousands of Dollars)


                                                           Six Months Ended
                                                         --------------------
                                                          July 2,    July 3,
                                                           1995       1994
                                                           ----       ----
Cash flows from operating activities
  Net income                                           $  366,643   $ 305,569
  Adjustments to reconcile net income to net cash
    Noncash and nonoperating items
      Depreciation                                         56,441      53,493
      Amortization of intangible assets                    32,115      31,614
      Increase in deferred liabilities                     24,774       4,949
      Other noncash and nonoperating items, net            24,007      16,267
    Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions
      Decrease in program assets and liabilities, net      36,114      10,334
      Decrease in accounts receivable                     170,588      35,360
     (Decrease) increase in accounts payable,
       accrued expenses and other current liabilities     (69,419)     17,027
     (Increase) in other operating assets, net            (18,897)    (14,456)
                                                       ----------   ---------
Net cash provided by operating activities                 622,366     460,157
                                                       ----------   ---------

Cash flows from investing activities
  Capital expenditures                                    (57,934)    (60,380)
  Acquisitions of operating companies and
    equity investments                                    (48,630)   (208,490)
  Purchases of short-term investments                    (562,251)   (267,063)
  Sales and maturities of short-term investments          516,119     203,060
  Proceeds from dispositions of operating companies        39,323           -
  Proceeds from dispositions of real estate                     -      22,000
  Other investing activities, net                         (66,296)    (46,642)
                                                       ----------   ---------
Net cash used in investing activities                    (179,669)   (357,515)
                                                       ----------   ---------
Cash flows from financing activities
  Reduction of long-term debt                              (1,908)     (5,549)
  Common stock purchased for treasury                     (78,124)    (27,444)
  Common stock issued under Employee Stock Plans           40,642      29,795
  Dividends                                               (15,396)     (8,469)
                                                       ----------   ---------
Net cash used in financing activities                     (54,786)    (11,667)
                                                       ----------   ---------
Net increase in cash and short-term
  cash investments                                        387,911      90,975

Cash and short-term cash investments
  Beginning of period                                     781,371     264,283
                                                       ----------   ---------
  End of period                                        $1,169,282   $ 355,258
                                                       ----------   ---------
                                                       ----------   ---------

                              *  *  *  *  *  *  *


Cash and short-term cash investments at July 2, 1995 and July 3, 1994 excludes $284,244,000 and $236,589,000, respectively, of highly liquid U.S. Government instruments with original maturities in excess of three months, to conform to the definition of a cash investment prescribed by the Financial Accounting Standards Board.

                            CAPITAL CITIES/ABC, INC.
          CONSOLIDATED   STATEMENT  OF  STOCKHOLDERS'  EQUITY  (Unaudited)
                        Six Months Ended July 2, 1995
                             (Thousands of Dollars)


                                              Unreal-
                                Additional   ized net
                      Common     paid-in     gains on     Retained     Treasury
                       stock     capital    investments   earnings       stock        Total
                      -------   ---------   -----------   --------     ---------      ------
Balance at December
  31, 1994            $18,394   $1,036,068    $57,008    $4,748,624  $(1,571,537)  $4,288,557

Net income for
  six months             -            -          -          366,643         -         366,643

704,489 shares issued
  under Employee
  Stock Purchase Plan    -          11,166       -            -           29,328       40,494

3,858 shares issued
  from exercise of
  employee stock
  options                -              (9)      -             -             157          148

910,270 shares
  purchased for
  treasury               -            -          -             -         (78,124)     (78,124)

Dividends                -            -          -          (15,396)        -         (15,396)

Change in
  unrealized net
  gains, net of
  income taxes of
  $1,079                 -            -         1,558          -            -           1,558
                      -------   ----------    -------    ----------  -----------   ----------
Balance at July 2,
  1995                $18,394   $1,047,225    $58,566    $5,099,871  $(1,620,176)  $4,603,880
                      -------   ----------    -------    ----------  -----------   ----------
                      -------   ----------    -------    ----------  -----------   ----------

                          CAPITAL CITIES/ABC, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     (1) The results presented in the financial statements are unaudited, but in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations.

     (2)  Subsequent event

          On July 3, 1995, the Company announced it would merge with The Walt Disney Company. Under terms of the agreement, the Company's shareholders will have the right to receive one share of Disney common stock and $65.00 in cash for each of their shares. The transaction, which is subject to regulatory review and approval of the shareholders of each company, is expected to be completed during 1996.

                          CAPITAL CITIES/ABC, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

A summary of the Company's operations by business segment for the second quarter and six month periods is as follows (in thousands of dollars):

                                Three Months Ended         Six Months Ended
                               -------------------       --------------------
                               July 2,      July 3,      July 2,      July 3,
                                1995         1994         1995         1994
                                ----         ----         ----         ----

Broadcasting

Net revenues                $1,355,337   $1,257,116   $2,685,141   $2,402,065
                            ----------   ----------   ----------   ----------
  Direct operating costs     1,021,138      938,045    2,071,988    1,873,991
  Amortization of
    intangible assets           12,200       11,776       24,292       23,524
                            ----------   ----------   ----------   ----------
Costs and expenses           1,033,338      949,821    2,096,280    1,897,515
                            ----------   ----------   ----------   ----------
Income from operations      $  321,999   $  307,295   $  588,861   $  504,550
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------

Publishing

Net revenues                $  293,352   $  280,976   $  570,363   $  540,976
                            ----------   ----------   ----------   ----------
  Direct operating costs       246,853      233,546      489,292      461,812
  Amortization of
    intangible assets            3,856        4,024        7,823        8,090
                            ----------   ----------   ----------   ----------
Costs and expenses             250,709      237,570      497,115      469,902
                            ----------   ----------   ----------   ----------
Income from operations      $   42,643   $   43,406   $   73,248   $   71,074
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------

Consolidated

Net revenues                $1,648,689   $1,538,092   $3,255,504   $2,943,041
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------
Income from operations      $  364,642   $  350,701   $  662,109   $  575,624
  General corporate
    expense                    (12,469)      (8,375)     (25,042)     (19,536)
                            ----------   ----------   ----------   ----------
Operating income            $  352,173   $  342,326   $  637,067   $  556,088
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------



Second Quarter 1995 Compared with Second Quarter 1994

Results of Operations

      Consolidated net revenues for the second quarter of 1995 were $1,648,689,000, up 7% from the $1,538,092,000 reported in 1994. Broadcasting net revenues for the second quarter of 1995 were $1,355,337,000, compared with $1,257,116,000 in 1994, an 8% increase. Net revenues for the ABC Television Network, the television stations and the radio operations increased moderately, while ESPN continued to report significant gains. Publishing Group revenues, excluding the effect of dispositions and start-ups, increased 8%, with the newspaper operations reporting stronger gains than the specialized publications.

      Total costs and expenses for the second quarter of 1995 were $1,296,516,000, compared with $1,195,766,000 reported in 1994, an 8% increase.
Broadcasting costs in the second quarter of 1995 increased 9% from 1994. Costs and expenses for the ABC Television Network increased slightly, primarily due to higher affiliate compensation, programming and general and administrative expenses. Television station expenses rose significantly in the second quarter of 1995 due mainly to the absence of a one-time credit recorded in 1994 to reflect the resolution of a long-standing music license fee dispute. Excluding the effect of this 1994 adjustment, television station expenses rose moderately, primarily due to increased syndicated programming expense. ESPN expenses increased significantly in the second quarter of 1995 as a result of higher programming, production, selling and general and administrative costs. Costs at the Company's radio operations rose slightly, mainly due to higher selling and general and administrative expenses and the inclusion of recently acquired stations. Publishing Group costs, excluding the effect of dispositions and start-ups, increased 10% from 1994, due to substantially higher newsprint expense and modestly higher advertising and general and administrative expenses.

      Operating income for the second quarter of 1995 was $352,173,000, compared with $342,326,000 reported in 1994, an increase of 3%. Broadcasting operating income rose 5% from 1994. Operating income for the ABC Television Network increased significantly, reflecting stronger advertiser demand and modest operating expense increases. Operating income at the television stations declined slightly from the second quarter of 1994, due primarily to the effect of the previously described 1994 music license fee adjustment. Excluding the effect of this 1994 nonrecurring reduction in expense, operating income for the television stations rose moderately. ESPN and the radio operations also reported moderate earnings growth. Publishing earnings, excluding the effect of dispositions and start-ups, decreased 4%. Substantially higher newsprint expense at the newspapers were partially offset by a moderate increase in earnings at the specialized publications.

      Net interest income (interest income less interest expense) for the second quarter of 1995 increased $13,415,000 from 1994. Interest income was $14,564,000 higher in the second quarter of 1995 due to a greater level of invested cash at higher interest rates. Interest expense increased $1,149,000, primarily as a result of higher interest expense on outstanding commercial paper. Interest of $953,000 and $730,000 was capitalized in the second quarter of 1995 and 1994, respectively.

      Other income, net increased $12,034,000 in the second quarter of 1995, primarily due to the recording of a nonrecurring gain on the sale of the Company's New England newspaper operations.

      The Company's income tax provision for the second quarter of 1995 has been computed by applying the estimated 1995 annual effective income tax rate of 43.6% to income before taxes. For the full year 1994, the effective tax rate was also 43.6%.

     Consolidated net income for the second quarter of 1995 was $208,884,000 compared with $189,488,000 reported for the same period of 1994. Earnings per share for the second quarter of 1995 were $1.36, an increase of 11% from the $1.23 reported in last year's comparable quarter. Average shares outstanding for the second quarter of 1995 and 1994 were 154,030,000.

First Half of 1995 Compared with First Half of 1994

Results of Operations

       Consolidated net revenues for the first half of 1995 were $3,255,504,000, up 11% from the $2,943,041,000 reported in 1994. Broadcasting net revenues for the first half of 1995 were $2,685,141,000, compared with $2,402,065,000 in
1994, a 12% increase. The ABC Television Network reported a significant increase in net revenues for the first half of 1995. This gain was due to greater advertiser demand and the broadcast of Super Bowl XXIX in 1995, and in part to the absence of the Winter Olympics, which were broadcast on another network in 1994. Television station net revenues rose moderately in the first half of 1995 for reasons consistent with those for the ABC Television Network. ESPN continued to report significant revenue increases, while radio revenues increased moderately as a result of greater advertiser demand and recent radio station acquisitions. Publishing Group revenues, excluding the effect of dispositions and start-ups, increased 7%, with the newspaper operations reporting stronger gains than the specialized publications.

       Total costs and expenses for the first half of 1995 were $2,618,437,000, compared with $2,386,953,000 reported in 1994, a 10% increase. Broadcasting costs in the first half of 1995 also increased 10% from 1994. Costs and expenses for the ABC Television Network increased moderately, primarily due to higher programming, affiliate compensation, production and general and administrative expenses. Programming at the Network included higher expenses due to the telecast of the 1995 Super Bowl and Pro Bowl in 1995 versus the final 1993 NFL regular season game and Wildcard playoff games in 1994. Television station expenses rose significantly in the first half of 1995 due primarily to the absence of a one-time credit recorded in 1994 to reflect the resolution of a long-standing music license fee dispute. Excluding the effect of this 1994 adjustment, television station expenses rose moderately, primarily due to increased syndicated programming, news and general and administrative expenses. ESPN expenses increased significantly in the first half of 1995 as a result of increased programming, production, selling and general and administrative costs. Costs at the Company's radio operations increased slightly, mainly due to higher selling and general and administrative expenses and the inclusion of recently acquired stations. Publishing Group costs, excluding the effect of dispositions and start-ups, increased 8% from 1994, due to substantially higher newsprint expense and modestly higher advertising, circulation and general and administrative expenses.

      Operating income for the first half of 1995 was $637,067,000, compared with $556,088,000 reported in 1994, an increase of 15%. Broadcasting operating income rose 17% from 1994. The ABC Television Network reported a significant increase in operating income. Operating income at the television stations increased moderately compared with the first half of 1994, due primarily to the previously described 1994 music license fee adjustment. Excluding the effect of this 1994 reduction in expense, operating income for the television stations rose significantly. ESPN and the radio operations also reported significant earnings gains. Publishing earnings, excluding the effect of dispositions and start-ups, was comparable with 1994. Substantially higher newsprint expense produced a slight decline in earnings in the newspaper group. This decline was offset by a significant increase in earnings at the specialized publications.

      Net interest income (interest income less interest expense) for the first half of 1995 increased $22,683,000 from 1994. Interest income was $25,294,000 higher in the first half of 1995 due to a greater level of invested cash at higher interest rates. Interest expense increased $2,611,000, primarily as a result of a reduction of capitalized interest and higher interest expense on miscellaneous debt. Interest of $1,851,000 and $2,603,000 was capitalized in the first half of 1995 and 1994, respectively.

      Other income, net increased $5,312,000 in the first half of 1995, primarily due to the recording of a nonrecurring gain on the sale of the Company's New England newspaper operations, partially offset by a higher provision to record ESPN's minority interest.

      The Company's income tax provision for the first half of 1995 has been computed by applying the estimated 1995 annual effective income tax rate of 43.6% to income before taxes. For the full year 1994, the effective tax rate was also 43.6%.

      Consolidated net income for the first half of 1995 was $366,643,000, compared with $305,569,000 reported for the same period of 1994. Earnings per share for the first half of 1995 were $2.38, an increase of 20% from the $1.99 reported in last year's comparable period. Average shares outstanding for the first half of 1995 were 154,045,000 compared with 153,745,000 in 1994.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities

      For the first half of 1995, net cash provided by operating activities was $622,366,000, an increase of $162,209,000 from the $460,157,000 reported in
1994. The increase was primarily attributable to higher 1995 net income, increases in deferred liabilities and positive changes in other working capital items.

Net Cash Used In Investing Activities

      For the first half of 1995, net cash used in investing activities was $179,669,000, a decrease of $177,846,000 from the $357,515,000 used in the prior year. Reduced acquisition activity accounted for most of the decreased use of cash for investing activities. In addition, a smaller increase in net short-term investments also contributed to the decline in net cash used in investing activities.

Net Cash Used In Financing Activities

      For the first half of 1995, net cash used in financing activities was $54,786,000, an increase of $43,119,000 from the $11,667,000 used in 1994. The increase was primarily attributable to greater common stock repurchases and higher cash dividends paid.

       At July 2, 1995, cash and short-term cash investments were $1,169,282,000, an increase of $387,911,000 from December 31, 1994. However, after the inclusion of short-term investments, the balance at July 2, 1995 aggregated $1,453,526,000, an increase of $434,126,000 from $1,019,400,000 at
December 31, 1994. The Company's policy is very conservative with respect to investment of its cash. At July 2, 1995, substantially all of the Company's cash was invested in highly liquid

United States Government securities with a weighted average life to maturity of 29 days. The Financial Accounting Standards Board requirements arbitrarily define cash equivalents as those investments with original maturities at the date of purchase of three months or less. At July 2, 1995, $284,244,000 of the Company's investments did not meet the definition of a cash equivalent and are therefore classified in the consolidated financial statements as short-term investments. The Company believes that this distinction is not meaningful with respect to the statement of its cash and cash equivalents position.

      Interest paid during the first half of 1995 and 1994 was $30,660,000 and $28,942,000, respectively. Income taxes paid, net of refunds received, during the first half of 1995 and 1994 was $338,478,000 and $230,987,000, respectively.

      Interest-bearing debt at July 2, 1995 and December 31, 1994 was as follows (000's omitted):


                                         July 2,     December 31,
                                          1995         1994
                                          ----         ----

Commercial paper supported by
  bank revolving credit agreement       $100,000       $100,000
8 7/8% notes due 2000                    250,000        250,000
8 3/4% debentures due 2021               250,000        250,000
Other long-term debt                      12,934         14,842
                                        --------       --------
                                        $612,934       $614,842
                                        --------       --------
                                        --------       --------



      A subsidiary of the Company has issued commercial paper, $100,000,000 of which is outstanding at July 2, 1995, at a weighted average interest rate of 5.9%. The commercial paper is supported by a $1,000,000,000 bank revolving credit agreement terminating on June 30, 1999, unless otherwise extended. The amount of commercial paper outstanding at July 2, 1995 is classified as long-term, since the Company intends to renew or replace with long-term borrowings all, or substantially all, of the commercial paper. However, the amount of commercial paper outstanding in 1995 is expected to fluctuate and may be reduced from time to time.

     The Company has unconditionally guaranteed the commercial paper and any borrowings which may be made by a subsidiary under the bank revolving credit agreement.

       At July 2, 1995 and December 31, 1994, interest-bearing debt represented 11% and 12%, respectively, of the Company's total capitalization.

      Capital expenditures in the first half of 1995 were $57,934,000. The Company anticipates that 1995 capital expenditures for property, plant and equipment will be approximately $150,000,000.

      As the operator of the ABC Television Network, ESPN and television and radio stations, the Company expects to continue to enter into programming commitments to purchase the broadcast rights for various feature film, sports and other programming. Total commitments to purchase broadcast programming approximated $4,085,000,000 at July 2, 1995. This amount is substantially payable over the next five years. The Company plans to fund its operations and commitments from internally generated funds and, if needed, from the various external sources of funds which are available.

                                   PART II

                              OTHER INFORMATION


ITEM 1.   Legal Proceedings

          Not applicable.


ITEM 2.   Changes in Securities

          Not applicable.


ITEM 3.   Defaults Upon Senior Securities

          Not applicable.


ITEM 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of the Company was held on May 18, 1995. Proxies were solicited in connection with such meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

          (b)  Not applicable.

          (c) At the meeting the following matters were voted upon by the shareholders:

               (1) Election of directors:

                   The following persons were nominated and received the votes as indicated:




                          Name                 For        Withheld
                         -----                ----        ---------

                    Robert P. Bauman        128,971,907   1,233,429
                    Nicholas F. Brady       128,952,577   1,252,759
                    Warren E. Buffett       128,973,255   1,232,081
                    Daniel B. Burke         128,966,204   1,239,132
                    Frank T. Cary           128,964,200   1,241,136
                    John B. Fairchild       128,972,150   1,233,186
                    Leonard H. Goldenson    128,952,239   1,253,097
                    Robert A. Iger          128,965,473   1,239,863
                    Frank S. Jones          128,964,917   1,240,419
                    Ann Dibble Jordan       128,967,432   1,237,904
                    John H. Muller, Jr.     128,964,313   1,241,023
                    Thomas S. Murphy        128,971,678   1,233,658
                    Wyndham Robertson       128,975,171   1,230,165
                    M. Cabell Woodward, Jr. 128,973,564   1,231,792

               (2) Proposal  to ratify the  appointment  of Ernst & Young LLP as the Company's independent auditors for 1995:

                       For         Against        Abstain
                      ---          --------       -------
                   128,944,250     1,179,417      81,669

               (3) Shareholder  proposal  to  require  all  directors  to  own a minimum of 1,000 shares of Company stock:

                      For       Against     Abstain   Broker non-vote
                      ---       -------     -------   ---------------
                   5,339,163  114,918,512  2,172,053    7,775,608

               (4) The  following  shareholder  proposals  were  raised from the floor of the meeting for shareholder consideration:

                    (i) Requesting   that   management    permit   coverage   of
                        shareholder    meetings   by   non-Company    controlled
                        television cameras:

                         For       Against     Abstain
                         ---       -------     -------
                        1,582     21,686,273       0

                   (ii) Requesting that ABC News hold regular
                        "Viewpoint" programs:

                          For      Against     Abstain
                          ---      -------     -------
                        1,582     21,686,273       0

          (d) Not applicable.


ITEM 5.   Other Information

          On August 3, 1995 the Company filed a Form 8-K to report under Item 5, Other Events, the execution of (i) an Agreement and Plan of
          Reorganization dated as of July 31, 1995 between the Company and The Walt Disney Company ("Disney"), (ii) a Stock Agreement dated that date among Disney, Berkshire Hathaway Inc. and Thomas S. Murphy and
          (iii) a Programming Agreement dated that date between the Company and Disney, and to report five purported class action suits filed against the Company, its Board of Directors and, in four such suits, Disney.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None filed during Second Quarter 1995.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL CITIES/ABC, INC.
                                        ------------------------
                                             (Registrant)


                                        RONALD J. DOERFLER


     Date: August 8, 1995               /S/    Ronald J. Doerfler
                                        --------------------------
                                        Ronald J. Doerfler
                                        Senior Vice President and
                                        Chief Financial Officer