Form 10-Q
period 1995-10-01
CAPITAL CITIES ABC INC /NY/
filed 1995-11-15
CIK 17109

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------


                                   FORM 10-Q


[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 1995

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

                         Commission file number 1-4278

                            CAPITAL CITIES/ABC, INC.
             (Exact name of registrant as specified in its charter)

        NEW YORK                                                 14-1284013
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

77 WEST 66TH STREET, NEW YORK, NEW YORK                            10023
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including
area code                                                      (212) 456-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    x     No
                                       -------     -------

The number of shares outstanding of the issuer's common stock as of October 31, 1995: 153,891,980 shares, excluding 30,042,980 treasury shares.

                          PART I FINANCIAL INFORMATION
                            CAPITAL CITIES/ABC, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                             (Thousands of Dollars)


                                                               Three Months Ended                        Nine Months Ended
                                                         --------------------------------          ------------------------------
                                                           Oct 1,                Oct 2,               Oct 1,             Oct 2,
                                                            1995                  1994                 1995               1994
                                                            ----                  ----                 ----               ----
Net revenues                                              $1,566,528           $1,461,932           $4,822,032           $4,404,973
                                                          ----------           ----------           ----------           ----------

Costs and expenses
  Direct operating expenses                                  943,583              858,370            2,825,733            2,580,180
  Selling, general and
    administrative                                           302,186              316,837              949,917              896,873
  Depreciation                                                29,135               27,792               85,576               81,285
  Amortization of intangible
    assets                                                    16,391               15,830               48,506               47,444
                                                          ----------           ----------           ----------           ----------
                                                           1,291,295            1,218,829            3,909,732            3,605,782
                                                          ----------           ----------           ----------           ----------

Operating income                                             275,233              243,103              912,300              799,191

Other income (expense)
  Interest expense                                           (14,983)             (14,129)             (44,031)             (40,566)
  Interest income                                             21,252                8,346               53,911               15,711
  Other, net                                                  (6,118)              (1,345)               2,947                2,408
                                                          ----------           ----------           ----------           ----------
                                                                 151               (7,128)              12,827              (22,447)
                                                          ----------           ----------           ----------           ----------

Income before merger costs
  and litigation settlement                                  275,384              235,975              925,127              776,744

Merger costs and litigation
  settlement                                                 (47,347)                  --              (47,347)                  --
                                                          ----------           ----------           ----------           ----------

Income before income taxes                                   228,037              235,975              877,780              776,744

Income taxes                                                 101,000              102,300              384,100              337,500
                                                          ----------           ----------           ----------           ----------

Net income                                                $  127,037          $   133,675           $  493,680           $  439,244
                                                          ==========           ==========           ==========           ==========

Net income per share                                           $0.83                $0.87                $3.21                $2.86
                                                          ==========           ==========           ==========           ==========

Dividends per common share                                     $0.05                $0.05                $0.15               $0.105
                                                          ==========           ==========           ==========           ==========

Average shares outstanding
  (000's)                                                    153,860               154,035             153,985              153,840
                                                          ==========           ==========           ==========           ==========



                            CAPITAL CITIES/ABC, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)




                                                           October 1,     December 31,
                                                              1995            1994
                                                           ----------     ------------
                                                           (Unaudited)     (Audited)
Assets
  Current assets
    Cash and short-term cash  investments                 $ 1,038,800    $   781,371
    Short-term  investments                                   272,421        238,029
    Accounts and notes receivable,  net                       961,859      1,056,280
    Program licenses and  rights                              444,769        440,443
    Other current  assets                                     244,584        200,064
                                                          -----------    -----------
      Total current  assets                                 2,962,433      2,716,187
                                                          -----------    -----------

  Property, plant and equipment, at  cost                   2,191,205      2,122,494
      Less accumulated  depreciation                         (893,461)      (831,838)
                                                          -----------    -----------
        Property, plant and equipment,  net                 1,297,744      1,290,656
                                                          -----------    -----------

  Intangible assets,  net                                   2,121,395      1,999,305
  Program licenses and rights,  noncurrent                    197,978        195,563
  Investment in unconsolidated equity  affiliates             357,078        334,460
  Other  assets                                               312,829        232,041
                                                          -----------    -----------
                                                          $ 7,249,457    $ 6,768,212
                                                          ===========    ===========

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts  payable                                     $   140,738    $   163,566
    Accrued  compensation                                     301,501        131,370
    Accrued expenses and other current
      liabilities                                             328,095        273,254
    Program licenses and  rights                              340,619        281,923
    Taxes on  income                                           84,936        189,267
    Long-term debt due within one  year                        93,786          4,176
                                                          -----------    -----------
      Total current  liabilities                            1,289,675      1,043,556

  Deferred  compensation                                       71,571        188,492
  Deferred income  taxes                                      228,624        247,532
  Program licenses and rights,  noncurrent                     49,160         39,259
  Other liabilities                                           241,902        233,987
  Long-term debt due after one  year                          514,098        610,666
                                                          -----------    -----------
      Total  liabilities                                    2,395,030      2,363,492
                                                          -----------    -----------

  Minority  interest                                          119,403        116,163
                                                          -----------    -----------

  Stockholders' equity
    Preferred stock, no par  value                               --             --
    Common stock, $0.10 par value
      (300,000,000 shares  authorized)                         18,394         18,394
    Additional paid-in  capital                             1,046,838      1,036,068
    Unrealized net gains on  investments                       70,060         57,008
    Retained  earnings                                      5,219,215      4,748,624
                                                          -----------    -----------
                                                            6,354,507      5,860,094
    Less common stock in treasury, at  cost                (1,619,483)    (1,571,537)
                                                          -----------    -----------

      Total stockholders'  equity                           4,735,024      4,288,557
                                                          -----------    -----------
                                                          $ 7,249,457    $ 6,768,212
                                                          ===========    ===========


                            CAPITAL CITIES/ABC, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Thousands of Dollars)



                                                         Nine Months Ended
                                                         ------------------
                                                         Oct. 1,       Oct.2,
                                                         -------       ------
                                                          1995          1994
                                                          ----          ----

Cash flows from operating activities
  Net income                                          $  493,680      $ 439,244
  Adjustments to reconcile net income to net cash
    Noncash and nonoperating items

      Depreciation                                        85,576         81,285
      Amortization of intangible assets                   48,506         47,444
      (Decrease) increase in deferred liabilities       (144,861)        49,959
      Other noncash and nonoperating items, net           43,942         30,201
    Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions
      Decrease in program assets and liabilities, net     61,899         34,125
      Decrease (increase) in accounts receivable          99,559         (2,765)
      Increase (decrease) in accounts payable,
       accrued expenses and other current liabilities    102,050        (14,351)
     (Increase) in other operating assets, net           (38,486)       (31,260)
                                                        --------       --------
Net cash provided by operating activities                751,865        633,882
                                                        --------       --------

Cash flows from investing activities
  Capital expenditures                                   (91,130)       (87,630)
  Acquisitions of operating companies and
    equity investments                                  (194,229)      (213,486)
  Purchases of short-term investments                   (845,003)      (356,501)
  Sales and maturities of short-term investments         810,670        326,802
  Proceeds from dispositions of operating companies       39,323              -
  Proceeds from dispositions of real estate                    -         22,000
  Other investing activities, net                       (136,844)       (30,738)
                                                        --------       --------
Net cash used in investing activities                   (417,213)      (339,553)
                                                        --------       --------

Cash flows from financing activities
  Reduction of long-term debt                            (16,958)        (5,661)
  Common stock purchased for treasury                    (78,124)       (27,444)
  Common stock issued under Employee Stock Plans          40,948         29,899

  Dividends                                              (23,089)       (16,170)
                                                        --------       --------
Net cash used in financing activities                    (77,223)       (19,376)
                                                        --------       --------

Net increase in cash and short-term
  cash investments                                       257,429        274,953

Cash and short-term cash investments
  Beginning of period                                    781,371        264,283
                                                      ----------      ---------
  End of period                                       $1,038,800      $ 539,236
                                                      ==========      =========


                                 * * * * * * *

Cash and short-term cash investments at October 1, 1995 and October 2, 1994 excludes $272,421,000 and $202,368,000, respectively, of highly liquid U.S. Government instruments with original maturities in excess of three months, to conform to the definition of a cash investment prescribed by the Financial Accounting Standards Board.

                            CAPITAL CITIES/ABC, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                       Nine Months Ended October 1, 1995
                             (Thousands of Dollars)


                                                 Unreal-
                                   Additional   ized net
                        Common      paid-in     gains on     Retained      Treasury
                         stock      capital    investments   earnings       stock         Total
                        ------      -------    -----------   --------      ------         -----

Balance at December
  31, 1994              $18,394    $1,036,068     $57,008   $4,748,624    $(1,571,537)  $4,288,557


Net income for
  nine months              -            -             -        493,680         -           493,680

704,489 shares issued
  under Employee
  Stock Purchase Plan      -           11,166         -         -              29,328       40,494

20,258 shares issued
  from exercise of
  employee stock
  options                  -             (396)        -         -                 850          454

910,270 shares
  purchased for
  treasury                 -            -             -         -             (78,124)     (78,124)

Dividends                  -            -             -        (23,089)        -           (23,089)

Change in
  unrealized net
  gains, net of
  income taxes of
  $9,032                   -            -          13,052       -              -            13,052

Balance at October 1,   _______    __________     _______   __________    ___________   __________
1995                    $18,394    $1,046,838     $70,060   $5,219,215    $(1,619,483)  $4,735,024

                            CAPITAL CITIES/ABC, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) The results presented in the financial statements are unaudited, but in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations.

(2) On July 31, 1995, Capital Cities/ABC announced that it was merging with The Walt Disney Company. The merger, which is subject to regulatory review and approval of the shareholders of each company, is expected to be completed during early 1996.

                            CAPITAL CITIES/ABC, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

A summary of the Company's operations by business segment for the third quarter and nine month periods is as follows (in thousands of dollars):


                                  Three Months Ended        Nine Months Ended
                                ----------------------  ------------------------
                                   Oct 1,     Oct 2,       Oct 1,       Oct 2,
                                    1995       1994         1995         1994
                                    ----       ----         ----         ----
Broadcasting

Net revenues                      $1,282,604  $1,184,537  $3,967,745  $3,586,602
                                  ----------  ----------  ----------  ----------
  Direct operating costs           1,023,537     959,795   3,095,525   2,833,786
  Amortization of
    intangible assets                 12,601      11,878      36,893      35,402
                                  ----------  ----------  ----------  ----------
Costs and expenses                 1,036,138     971,673   3,132,418   2,869,188
                                  ----------  ----------  ----------  ----------
Income from operations            $  246,466  $  212,864  $  835,327  $  717,414
                                  ==========  ==========  ==========  ==========

Publishing

Net revenues                      $  283,924  $  277,395  $  854,287  $  818,371
                                  ----------  ----------  ----------  ----------
  Direct operating costs             239,171     231,659     728,463     693,471
  Amortization of
    intangible assets                  3,790       3,952      11,613      12,042
                                  ----------  ----------  ----------  ----------
Costs and expenses                   242,961     235,611     740,076     705,513
                                  ----------  ----------  ----------  ----------
Income from operations            $   40,963  $   41,784  $  114,211  $  112,858
                                  ==========  ==========  ==========  ==========

Consolidated

Net revenues                      $1,566,528  $1,461,932  $4,822,032  $4,404,973
                                  ==========  ==========  ==========  ==========
Income from operations            $  287,429  $  254,648  $  949,538  $  830,272
  General corporate
    expense                           12,196      11,545      37,238      31,081
                                  ----------  ----------  ----------  ----------
Operating income                  $  275,233  $  243,103  $  912,300  $  799,191
                                  ==========  ==========  ==========  ==========


Third Quarter 1995 Compared with Third Quarter 1994

Results of Operations

     Consolidated net revenues for the third quarter of 1995 were $1,566,528,000, up 7% from the $1,461,932,000 reported in 1994. Broadcasting net revenues for the third quarter of 1995 were $1,282,604,000, compared with $1,184,537,000 in 1994, an 8% increase. Net revenues for the ABC Television Network increased moderately. Television station net revenues were essentially flat with the prior year, reflecting softer advertising demand and the absence of 1994 political advertising. ESPN continued to report significant gains, while the radio operations increased moderately. Publishing Group revenues, excluding the effect of dispositions and start-ups, increased 6%, with the newspaper operations reporting higher gains than the specialized publications.

     Total operating costs and expenses for the third quarter of 1995 were $1,291,295,000 compared with $1,218,829,000 reported in 1994, a 6% increase.
Broadcasting costs in the third quarter of 1995 increased 7% from 1994. Costs and expenses for the ABC Television Network increased moderately, primarily due to higher affiliate compensation and increased activity in the production group. Television station expenses rose moderately in the third quarter of 1995, due primarily to an increase in programming expense and higher news coverage costs. ESPN expenses increased significantly in the third quarter of 1995 as a result of increased programming and production costs. Costs at the Company's radio operations increased moderately, mainly due to higher selling and programming expense, and the inclusion of recently acquired stations. Publishing Group costs, excluding the effect of dispositions and start-ups, increased 7% from 1994, mainly due to substantially higher newsprint expense.

     Operating income for the third quarter of 1995 was $275,233,000 compared with $243,103,000 reported in 1994, an increase of 13%. Broadcasting operating income rose 16% from 1994. Operating income for the ABC Television Network and for ESPN increased significantly. Operating income at the television stations declined slightly from the third quarter of 1994, while the radio operations were flat with the prior year. Publishing earnings, excluding the effect of dispositions and start-ups, decreased 3%. Substantially higher newsprint expense at the newspapers, combined with soft revenue demand at the specialized publications, resulted in modest declines in both groups.

     Net interest income (interest income less interest expense) for the third quarter of 1995 increased $12,052,000 from 1994. Interest income was $12,906,000 higher in the third quarter of 1995 due to a greater level of invested cash at higher rates. Interest expense increased $854,000, primarily as a result of higher interest expense on miscellaneous debt. Interest of $1,201,000 and $680,000 was capitalized in the third quarter of 1995 and 1994, respectively.

     On July 31, 1995, Capital Cities/ABC, Inc. announced that it was merging with The Walt Disney Company. The transaction, which is subject to regulatory review and approval of the shareholders of each company, is expected to be completed during early 1996. During the third quarter of 1995, the Company incurred certain merger-related costs. These costs consisted principally of long-term incentive compensation expense resulting from the merger-related increase in the Company's share price through the end of the quarter, as well as, from costs for legal, printing and other similar expenses.

     The Company's income tax provision for the third quarter of 1995 has been computed by applying the estimated 1995 annual effective income tax rate to income before taxes. For the full year 1994, the effective tax rate was 43.6%.

     Consolidated net income for the third quarter of 1995 was $127,037,000 (after merger costs and the litigation settlement) compared with $133,675,000 reported for the same period of 1994. Earnings per share for the third quarter of 1995 were $0.83 (after merger costs and the litigation settlement), compared with the $0.87 reported for the third quarter of 1994. Average shares outstanding for the third quarter of 1995 and 1994 were 153,860,000 and 154,035,000, respectively.

     Consolidated net income, excluding costs incurred in connection with the pending merger with The Walt Disney Company and a one-time charge to reflect the settlement of an outstanding litigation matter, rose 17% for the third quarter of 1995, compared with the prior year's comparable quarter. Consolidated net income per share (excluding merger costs and the litigation settlement) was $1.02 in the third quarter of 1995 compared with $0.87 in 1994, also an increase of 17%.

First Nine Months of 1995 Compared with First Nine Months of 1994

Results of Operations

     Consolidated net revenues for the first nine months of 1995 were $4,822,032,000, up 9% from the $4,404,973,000 reported in 1994. Broadcasting net revenues for the first nine months of 1995 were $3,967,745,000, compared with $3,586,602,000 in 1994, an 11% increase. The ABC Television Network reported a moderate increase in net revenues for the first nine months of 1995. This gain was due to greater advertiser demand and the broadcast of Super Bowl XXIX in 1995, and in part to the absence of the Winter Olympics, which were broadcast on another network in 1994. In addition, net revenues at the network increased due to a higher level of activity in the production group. Television station net revenues rose moderately in the first nine months of 1995 because of higher advertising demand, mainly in the first six months of the year, and the telecast of Super Bowl XXIX. ESPN continued to report significant revenue increases, while radio revenues increased moderately as a result of greater advertiser demand and recent radio station acquisitions. Publishing Group revenues, excluding the effect of dispositions and start-ups, increased 7%, with the newspaper operations reporting higher gains than the specialized publications.

     Total costs and expenses for the first nine months of 1995 were $3,909,732,000 compared with $3,605,782,000 reported in 1994, an 8% increase.
Broadcasting costs in the first nine months of 1995 increased 9% from 1994. Costs and expenses for the ABC Television Network increased moderately, primarily due to higher affiliate compensation, programming and production, and general and administrative expenses. Programming at the Network included higher expenses due to the telecast of the 1995 Super Bowl and Pro Bowl in 1995 versus the final 1993 NFL regular season game and Wildcard playoff games in 1994. Television station expenses rose significantly in the first nine months of 1995 due primarily to the absence of a comparable favorable adjustment made to 1994 expenses to reflect the resolution of a long-standing music license fee dispute. Excluding the effect of this 1994 adjustment, television station expenses rose moderately, primarily due to an increase in syndicated programming, news and general and administrative expenses. ESPN expenses increased significantly in the first nine months of 1995 as a result of increased programming and production costs. Costs at the Company's radio operations increased slightly, mainly due to higher programming and general and administrative expenses and the inclusion of recently acquired stations. Publishing Group costs, excluding the effect of dispositions and start-ups, increased 8% from 1994, due to substantially higher newsprint expense and modestly higher advertising, circulation and general and administrative expenses.

     Operating income for the first nine months of 1995 was $912,300,000 compared with $799,191,000 reported in 1994, an increase of 14%. Broadcasting operating income rose 16% from 1994. The ABC Television Network and ESPN reported significant increases in operating income. Operating income at the television stations increased slightly from the first nine months of 1994, due partially to the absence of the one-time credit recorded in 1994 to reflect the resolution of a long-standing music license fee dispute. Excluding the effect of this 1994 reduction in expense, operating income for the television stations rose moderately. The radio operations also reported moderate earnings gains. Publishing earnings, excluding the effect of dispositions and start-ups, decreased 1% from 1994. Substantially higher newsprint expense produced a slight decline in earnings in the newspaper group. Earnings at the specialized publications were flat with the prior year.

     Net interest income (interest income less interest expense) for the first nine months of 1995 increased $34,735,000 from 1994. Interest income was $38,200,000 higher in the first nine months of 1995 due to a greater level of invested cash at higher rates. Interest expense increased $3,465,000, primarily as a result of higher interest expense on miscellaneous debt. Interest of $3,053,000 and $3,283,000 was capitalized in the first nine months of 1995 and 1994, respectively.

     The Company's income tax provision for the first nine months of 1995 has been computed by applying the estimated 1995 annual effective income tax rate to income before taxes. For the full year 1994, the effective tax rate was 43.6%.

     During the third quarter of 1995, the Company incurred merger-related expenses as a result of the impact on certain long-term incentive compensation plans of the increase in the Company's stock price as well as costs for legal, printing and other merger-related factors.

     Consolidated net income for the first nine months of 1995 was $493,680,000 (after merger costs and the litigation settlement) compared with $439,244,000 reported for the same period of 1994. Earnings per share for the first nine months of 1995 were $3.21 (after merger costs and the litigation settlement), compared with the $2.86 reported in 1994. Average shares outstanding for the first nine months of 1995 and 1994 were 153,985,000 and 153,840,000, respectively.

     Consolidated net income, excluding costs incurred in connection with the pending merger with The Walt Disney Company and the one-time charge to reflect the settlement of an outstanding litigation matter, rose 19% for the first nine months of 1995 compared with the prior year. Consolidated net income per share (excluding merger costs and the litigation settlement) was $3.40 in the first nine months of 1995 compared with $2.86 in 1994, also an increase of 19%.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities

     For the first nine months of 1995, net cash provided by operating activities was $751,865,000, an increase of $117,983,000 from the $633,882,000 reported in 1994. The increase was primarily attributable to higher 1995 net income and a larger decrease in net program assets than in the prior year.

Net Cash Used In Investing Activities

     For the first nine months of 1995, net cash used in investing activities was $417,213,000, an increase of $77,660,000 from the $339,553,000 used in the prior year. The increase was primarily attributable to higher cash investments in unconsolidated equity affiliates and an increase in long-term notes receivable.

Net Cash Used In Financing Activities

     For the first nine months of 1995, net cash used in financing activities was $77,223,000, an increase of $57,847,000 from the $19,376,000 used in 1994.
The increase was primarily attributable to higher common stock repurchases and higher dividends paid, and a greater reduction in long-term debt.

     At October 1, 1995, cash and short-term cash investments were $1,038,800,000, an increase of $257,429,000 from December 31, 1994. However, after the inclusion of short-term investments, the balance at October 1, 1995 aggregated $1,311,221,000, an increase of $291,821,000 from $1,019,400,000 at
December 31, 1994. The Company's policy is very conservative with respect to investment of its cash. At October 1, 1995, substantially all of the Company's cash was invested in highly liquid United States Government securities with a weighted average life to maturity of 32 days. The Financial Accounting Standards Board requirements arbitrarily define cash equivalents as those investments with original maturities at the date of purchase of three months or less. At October 1, 1995, $272,421,000 of the Company's investments did not meet the definition of a cash equivalent and are therefore classified in the consolidated financial statements as short-term investments. The Company believes that this distinction is not meaningful with respect to the statement of its cash and cash equivalents position.

     Interest paid during the first nine months of 1995 and 1994 was $46,399,000 and $43,633,000, respectively. Income taxes paid, net of refunds received, during the first nine months of 1995 and 1994 was $541,246,000 and $426,826,000, respectively.

     Interest-bearing debt at October 1, 1995 and December 31, 1994 was as follows (000's omitted):



                                          October 1,           December 31,
                                            1995                   1994
                                            ----                   ----

8 7/8% notes due 2000                      $250,000               $250,000
8 3/4% debentures due 2021                  250,000                250,000
Commercial paper supported by
  bank revolving credit agreement            85,000                100,000

Other long-term debt                         22,884                 14,842
                                           --------               --------
                                           $607,884               $614,842
                                           ========               ========



     A subsidiary of the Company has issued commercial paper, $85,000,000 of which is outstanding at October 1, 1995, at a weighted average interest rate of 5.6%. The commercial paper is supported by a $1,000,000,000 bank revolving credit agreement terminating on June 30, 1999, unless otherwise extended. The amount of commercial paper outstanding at October 1, 1995 is now classified as short-term, since the Company intends to repay it sometime before the merger with The Walt Disney Company is consummated. However, the amount of commercial paper outstanding in 1995 is expected to fluctuate.

     The Company has unconditionally guaranteed the commercial paper and any borrowings which may be made by a subsidiary under the bank revolving credit agreement.

     At October 1, 1995 and at December 31, 1994, interest-bearing debt represented 11% and 12%, respectively, of the Company's total capitalization.

     Capital expenditures in the first nine months of 1995 were $91,130,000. The Company anticipates that 1995 capital expenditures for property, plant and equipment will be approximately $140,000,000.

     As the operator of the ABC Television Network, ESPN and television and radio stations, the Company expects to continue to enter into programming commitments to purchase the broadcast rights for various feature film, sports and other programming. Total commitments to purchase broadcast programming approximated $4,094,050,000 at October 1, 1995. This amount is substantially payable over the next five years. The Company plans to fund its operations and commitments from internally generated funds and, if needed, from the various external sources of funds which are available.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  Legal Proceedings

         On August 21, 1995 the Company's subsidiary American Broadcasting Companies, Inc. ('ABC') reached out-of-court settlements with Philip Morris Companies, Inc. and Philip Morris Incorporated, and with RJR Nabisco Holdings Corporation and R.J. Reynolds Tobacco Company, relating to actions brought by these parties as described in the Company's Annual Report on Form 10-K for 1994. Under the terms of the settlements, the plaintiffs agreed to the dismissal of their actions and ABC agreed to pay the plaintiffs' legal expenses in these actions and to issue a statement.

ITEM 2.  Changes in Securities

         Not applicable.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             Form 8-K, dated July 31, 1995 (Date of earliest event reported), filed to report under Item 5 the execution of (i) an Agreement and Plan of Reorganization dated as of July 31, 1995 between the Company and The Walt Disney Company('Disney'), (ii) a Stock Agreement dated that date among Disney,

             Berkshire Hathaway, Inc. and Thomas S. Murphy and (iii) a Programming Agreement dated that date between the Company and Disney, and to report five purported class action suits filed against the Company, its Board of Directors and, in four such suits, Disney.

             Form 8-K, dated October 6, 1995 (Date of earliest event reported), filed to report under Item 5 the execution of an Amended and Restated Agreement and Plan of Reorganization dated as of July 31, 1995 (the 'Amended and Restated Agreement') between the Company and Disney which amends and restates the original Agreement and Plan of Reorganization.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAPITAL CITIES/ABC, INC.
                                       -------------------------
                                            (Registrant)





Date: November 14, 1995                /S/   Ronald J. Doerfler
                                       -------------------------------
                                       Ronald J. Doerfler
                                       Senior Vice President and
                                       Chief Financial Officer