Form 10-Q/A
period 1995-10-01
CAPITAL CITIES ABC INC /NY/
filed 1995-11-29
CIK 17109

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------



                                  FORM 10-Q/A


                                AMENDMENT NO. 1



[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 1995

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

                         Commission file number 1-4278

                            CAPITAL CITIES/ABC, INC.
             (Exact name of registrant as specified in its charter)

    NEW YORK                                14-1284013
(State of incorporation)                  (I.R.S. Employer
                                          Identification No.)

77 WEST 66TH STREET, NEW YORK, NEW YORK       10023
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including
area code                                   (212) 456-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x     No
                                        ---       ---


The number of shares outstanding of the issuer's common stock as of October 31, 1995: 153,891,980 shares, excluding 30,042,980 treasury shares.

                          PART I FINANCIAL INFORMATION
                            CAPITAL CITIES/ABC, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                             (Thousands of Dollars)



                                 Three Months Ended         Nine Months Ended
                                 ------------------        -------------------
                                 Oct 1,       Oct 2,       Oct 1,        Oct 2,
                                 ------       ------       ------       ------
                                  1995         1994         1995         1994
                                  ----         ----         ----         ----

Net revenues                   $1,566,528  $1,461,932    $4,822,032  $4,404,973
                               ----------  ----------    ----------   ---------
Costs and expenses
  Direct operating expenses       943,583     858,370     2,825,733   2,580,180
  Selling, general and
    administrative                302,186     316,837       949,917     896,873
  Depreciation                     29,135      27,792        85,576      81,285
  Amortization of intangible
    assets                         16,391      15,830        48,506      47,444
Merger costs and litigation
  settlement                       47,347           -        47,347           -
                              -----------  ----------    ----------  ----------
                                1,338,642   1,218,829     3,957,079   3,605,782
                              -----------  ----------    ----------  ----------

Operating income                  227,886     243,103       864,953     799,191

Other income (expense)
  Interest expense                (14,983)    (14,129)      (44,031)    (40,566)
  Interest income                  21,252       8,346        53,911      15,711
  Other, net                       (6,118)     (1,345)        2,947       2,408
                               ----------  ----------    ----------  ----------
                                      151      (7,128)       12,827     (22,447)
                               ----------  ----------    ----------  ----------

Income before income taxes        228,037     235,975       877,780     776,744

Income taxes                      101,000     102,300       384,100     337,500
                               ----------  ----------    ----------  ----------

Net income                     $  127,037  $  133,675    $  493,680  $  439,244
                               ==========  ==========    ==========  ==========

Net income per share                $0.83       $0.87         $3.21       $2.86
                               ==========  ==========    ==========  ==========

Dividends per common share          $0.05       $0.05         $0.15      $0.105
                               ==========  ==========    ==========  ==========

Average shares outstanding        153,860     154,035       153,985     153,840
  (000's)                      ==========  ==========    ==========  ==========


                            CAPITAL CITIES/ABC, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                    October 1,      December 31,
                                                    ----------      ------------
                                                       1995             1994
                                                       ----             ----
                                                   (Unaudited)       (Audited)
Assets
  Current assets
    Cash and short-term cash investments            $ 1,038,800     $   781,371
    Short-term investments                              272,421         238,029
    Accounts and notes receivable, net                  961,859       1,056,280
    Program licenses and rights                         444,769         440,443
    Other current assets                                244,584         200,064
                                                    -----------     -----------
      Total current assets                            2,962,433       2,716,187
                                                    -----------     -----------

  Property, plant and equipment, at cost              2,191,205       2,122,494
      Less accumulated depreciation                    (893,461)       (831,838)
                                                    -----------     -----------
        Property, plant and equipment, net            1,297,744       1,290,656
                                                    -----------     -----------

  Intangible assets, net                              2,121,395       1,999,305
  Program licenses and rights, noncurrent               197,978         195,563
  Investment in unconsolidated equity
       affiliates                                       357,078         334,460
  Other assets                                          312,829         232,041
                                                    -----------     -----------
                                                    $ 7,249,457     $ 6,768,212
                                                    ===========     ===========

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                                $   140,738     $   163,566
    Accrued compensation                                301,501         131,370
    Accrued expenses and other current
      liabilities                                       328,095         273,254
    Program licenses and rights                         340,619         281,923
    Taxes on income                                      84,936         189,267
    Long-term debt due within one year                   93,786           4,176
                                                    -----------     -----------
      Total current liabilities                       1,289,675       1,043,556

  Deferred compensation                                  71,571         188,492
  Deferred income taxes                                 228,624         247,532
  Program licenses and rights, noncurrent                49,160          39,259
  Other liabilities                                     241,902         233,987
  Long-term debt due after one year                     514,098         610,666
                                                    -----------     -----------
      Total liabilities                               2,395,030       2,363,492
                                                    -----------     -----------

Minority interest                                       119,403         116,163
                                                    -----------     -----------

  Stockholders' equity
    Preferred stock, no par value                             -               -
    Common stock, $0.10 par value
      (300,000,000 shares authorized)                    18,394          18,394
    Additional paid-in capital                        1,046,838       1,036,068
    Unrealized net gains on investments                  70,060          57,008
    Retained earnings                                 5,219,215       4,748,624
                                                    -----------     -----------
                                                      6,354,507       5,860,094
    Less common stock in treasury, at cost           (1,619,483)     (1,571,537)
                                                    -----------     -----------
          Total stockholders' equity                  4,735,024       4,288,557
                                                    -----------     -----------
                                                    $ 7,249,457     $ 6,768,212
                                                    ===========     ===========

                            CAPITAL CITIES/ABC, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                             (Thousands of Dollars)

                                                           Nine Months Ended
                                                           -----------------
                                                           Oct. 1,     Oct. 2,
                                                           -------     -------
                                                             1995       1994
                                                             ----       ----
Cash flows from operating activities
  Net income                                            $  493,680    $ 439,244
  Adjustments to reconcile net income to net cash
    Noncash and nonoperating items
      Depreciation                                          85,576       81,285
      Amortization of intangible assets                     48,506       47,444
     (Decrease) increase in deferred liabilities          (144,861)      49,959
      Other noncash and nonoperating items, net             43,942       30,201
    Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions
      Decrease in program assets and liabilities, net       61,899       34,125
      Decrease (increase) in accounts receivable            99,559       (2,765)
      Increase (decrease) in accounts payable,
       accrued expenses and other current liabilities      102,050      (14,351)
     (Increase) in other operating assets, net             (38,486)     (31,260)
                                                        ----------    ---------
Net cash provided by operating activities                  751,865      633,882
                                                        ----------    ---------

Cash flows from investing activities
  Capital expenditures                                     (91,130)     (87,630)
  Acquisitions of operating companies and
    equity investments                                    (194,229)    (213,486)
  Purchases of short-term investments                     (845,003)    (356,501)
  Sales and maturities of short-term investments           810,670      326,802
  Proceeds from dispositions of operating companies         39,323            -
  Proceeds from dispositions of real estate                      -       22,000
  Other investing activities, net                         (136,844)     (30,738)
                                                        ----------    ---------
Net cash used in investing activities                     (417,213)    (339,553)
                                                        ----------    ---------

Cash flows from financing activities
  Reduction of long-term debt                              (16,958)      (5,661)
  Common stock purchased for treasury                      (78,124)     (27,444)
  Common stock issued under Employee Stock Plans            40,948       29,899
  Dividends                                                (23,089)     (16,170)
                                                        ----------    ---------
Net cash used in financing activities                      (77,223)     (19,376)
                                                        ----------    ---------

Net increase in cash and short-term
  cash investments                                         257,429      274,953

Cash and short-term cash investments
  Beginning of period                                      781,371      264,283
                                                        ----------    ---------
  End of period                                         $1,038,800    $ 539,236
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

                            CAPITAL CITIES/ABC, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                       Nine Months Ended October 1, 1995
                             (Thousands of Dollars)


                                                                     Unreal-
                                                   Additional       ized net
                                   Common           paid-in         gains on       Retained         Treasury
                                    stock           capital        investments     earnings           stock           Total
                                   ------           -------        ------------    --------          ------           -----
Balance at December
  31, 1994                        $18,394         $1,036,068         $57,008       $4,748,624      $(1,571,537)     $4,288,557

Net income for
  nine months                        -                 -                -             493,680           -              493,680

704,489 shares issued
  under Employee
  Stock Purchase Plan                -                11,166            -              -                29,328          40,494

20,258 shares issued
  from exercise of
  employee stock
  options                            -                  (396)           -              -                   850             454

910,270 shares
  purchased for
  treasury                           -                 -                -              -               (78,124)        (78,124)

Dividends                            -                 -                -             (23,089)           -             (23,089)

Change in
  unrealized net
  gains, net of
  income taxes of
  $9,032                             -                 -             13,052            -                 -             13,052

Balance at October 1,             _______         __________        _______       __________       __________      __________
  1995                            $18,394         $1,046,838        $70,060       $5,219,215       $(1,619,483)    $4,735,024
                                  =======         ==========        =======       ==========        ==========     ==========

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

                            CAPITAL CITIES/ABC, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


A summary of the Company's operations by business segment for the third quarter and nine month periods is as follows (in thousands of dollars):




                                Three Months Ended          Nine Months Ended
                               -------------------         ------------------
                               Oct 1,        Oct 2,        Oct 1,       Oct 2,
                               ------        -----         -----       ------
                                1995          1994          1995         1994
                                ----          ----          ----         ----
Broadcasting

Net revenues                 $1,282,604     $1,184,537   $3,967,745   $3,586,602
                             ----------     ----------   ----------   ----------
  Direct operating costs      1,056,856        959,795    3,128,844    2,833,786
  Amortization of
    intangible assets            12,601         11,878       36,893       35,402
                             ----------     ----------   ----------   ----------
Costs and expenses            1,069,457        971,673    3,165,737    2,869,188
                             ----------     ----------   ----------   ----------
Income from operations       $  213,147     $  212,864   $  802,008   $  717,414
                             ==========     ==========   ==========   ==========

Publishing

Net revenues                 $  283,924     $  277,395   $  854,287   $  818,371
                             ----------     ----------   ----------   ----------
  Direct operating costs        244,636        231,659      733,928      693,471
  Amortization of
    intangible assets             3,790          3,952       11,613       12,042
                             ----------     ----------   ----------   ----------
Costs and expenses              248,426        235,611      745,541      705,513
                             ----------     ----------   ----------   ----------
Income from operations       $   35,498     $   41,784   $  108,746   $  112,858
                             ==========     ==========   ==========   ==========

Consolidated

Net revenues                 $1,566,528     $1,461,932   $4,822,032   $4,404,973
                             ==========     ==========   ==========   ==========
Income from operations       $  248,645     $  254,648   $  910,754   $  830,272
  General corporate
    expense                      20,759         11,545       45,801       31,081
                             ----------     ----------   ----------   ----------
Operating income             $  227,886     $  243,103   $  864,953   $  799,191
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


          Total operating costs and expenses for the third quarter of 1995 were $1,338,642,000 compared with $1,218,829,000 reported in 1994. Excluding costs incurred in connection with the pending merger with The Walt Disney Company and a one-time charge to reflect the settlement of an outstanding litigation matter, total operating costs and expenses increased 6% from the prior year. The merger-related costs consisted principally of long-term incentive compensation expense resulting from the merger-related increase in the Company's share price through the end of the quarter, as well as from costs for legal, printing and other similar expenses. Broadcasting costs in the third quarter of 1995 increased 10% from 1994. Excluding the merger-related costs and the litigation settlement, broadcasting costs increased 7%. Costs and expenses for the ABC Television Network increased moderately, primarily due to higher affiliate compensation and increased activity in the production group. Television station expenses rose moderately in the third quarter of 1995, due primarily to an increase in programming expense and higher news coverage costs. ESPN expenses increased significantly in the third quarter of 1995 as a result of increased programming and production costs. Costs at the Company's radio operations increased moderately, mainly due to higher selling and programming expense, and the inclusion of recently acquired stations. Publishing Group costs in the third quarter of 1995 increased 5% from 1994. Excluding the effect of dispositions, start-ups and merger-related costs, Publishing costs increased 7% from 1994, mainly due to substantially higher newsprint expense.




          Operating income for the third quarter of 1995 was $227,886,000 compared with $243,103,000 reported in 1994. Excluding the merger-related costs and the litigation settlement, operating income increased 13% from the prior year. Broadcasting operating income was flat with 1994. Excluding the merger-related costs and the litigation settlement, broadcasting operating income rose 16% from the prior year. Operating income for the ABC Television Network and for ESPN increased significantly. Operating income at the television stations declined slightly from the third quarter of 1994, while the radio operations were flat with the prior year. Publishing earnings, excluding the effect of dispositions, start-ups and merger-related expenses, decreased 3%. Substantially higher newsprint expense at the newspapers, combined with soft revenue demand at the specialized publications, resulted in modest declines in both groups.


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


          Total costs and expenses for the first nine months of 1995 were $3,957,079,000 compared with $3,605,782,000 reported in 1994. Excluding third quarter costs incurred in connection with the pending merger with The Walt Disney Company and the one-time charge to reflect the settlement of an outstanding litigation matter, total operating costs and expenses increased 8% from the prior year. Broadcasting costs in the first nine months of 1995 increased 10% from 1994. Excluding the merger-related costs and the litigation settlement, broadcasting costs increased 9% from the prior year. Costs and expenses for the ABC Television Network increased moderately, primarily due to higher affiliate compensation, programming and production, and general and administrative expenses. Programming at the Network included higher expenses due to the telecast of the 1995 Super Bowl and Pro Bowl in 1995 versus the final 1993 NFL regular season game and Wildcard playoff games in 1994. Television station expenses rose significantly in the first nine months of 1995 due primarily to the absence of a comparable favorable adjustment made to 1994 expenses to reflect the resolution of a long-standing music license fee dispute.

Excluding the effect of this 1994 adjustment, television station expenses rose moderately, primarily due to an increase in syndicated programming, news and general and administrative expenses. ESPN expenses increased significantly in the first nine months of 1995 as a result of increased programming and production costs. Costs at the Company's radio operations increased slightly, mainly due to higher programming and general and administrative expenses and the inclusion of recently acquired stations. Publishing Group costs in the first nine months of 1995 increased 6% from 1994. Excluding the effect of dispositions, start-ups and merger-related costs, Publishing costs increased 8% from 1994, due to substantially higher newsprint expense and modestly higher advertising, circulation and general and administrative expenses.





          Operating income for the first nine months of 1995 was $864,953,000 compared with $799,191,000 reported in 1994. Excluding the merger-related costs and the litigation settlement, operating income increased 14% from the prior year. Broadcasting operating income rose 12% from 1994. Excluding the merger-related costs and the litigation settlement, broadcasting operating income rose 16% from the prior year. The ABC Television Network and ESPN reported significant increases in operating income. Operating income at the television stations increased slightly from the first nine months of 1994, due partially to the absence of the one-time credit recorded in 1994 to reflect the resolution of a long-standing music license fee dispute. Excluding the effect of this 1994 reduction in expense, operating income for the television stations rose moderately. The radio operations also reported moderate earnings gains. Publishing earnings, excluding the effect of dispositions, start-ups and merger-related expenses, decreased 1% from 1994. Substantially higher newsprint expense produced a slight decline in earnings in the newspaper group. Earnings at the specialized publications were flat with the prior year.



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

         Interest-bearing debt at October 1, 1995 and December 31, 1994 was as follows (000's omitted):



                                                 October 1,    December 31,
                                                 ----------    ------------
                                                   1995            1994
                                                   ----            ----
8 7/8% notes due 2000                             $250,000       $250,000
8 3/4% debentures due 2021                         250,000        250,000
Commercial paper supported by
  bank revolving credit agreement                   85,000        100,000

Other long-term debt                                22,884         14,842
                                                   -------        -------
                                                  $607,884       $614,842
                                                   =======        =======



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

                                    PART II

                               OTHER INFORMATION


ITEM 1.  Legal Proceedings

         On August 21, 1995 the Company's subsidiary American Broadcasting Companies, Inc. ("ABC") reached out-of-court settlements with Philip Morris Companies, Inc. and Philip Morris Incorporated, and with RJR Nabisco Holdings Corporation and R.J. Reynolds Tobacco Company, relating to actions brought by these parties as described in the Company's Annual Report on Form 10-K for 1994. Under the terms of the settlements, the plaintiffs agreed to the dismissal of their actions and ABC agreed to pay the plaintiffs' legal expenses in these actions and to issue a statement.

ITEM 2.  Changes in Securities

         Not applicable.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             Form 8-K, dated July 31, 1995 (Date of earliest event reported), filed to report under Item 5 the execution of (i) an Agreement and Plan of Reorganization dated as of July 31, 1995 between the Company and The Walt Disney Company("Disney"), (ii) a Stock Agreement dated that date among Disney,

             Berkshire Hathaway, Inc. and Thomas S. Murphy and (iii) a Programming Agreement dated that date between the Company and Disney, and to report five purported class action suits filed against the Company, its Board of Directors and, in four such suits, Disney.

             Form 8-K, dated October 6, 1995 (Date of earliest event reported), filed to report under Item 5 the execution of an Amended and Restated Agreement and Plan of Reorganization dated as of July 31, 1995 (the "Amended and Restated Agreement") between the Company and Disney which amends and restates the original Agreement and Plan of Reorganization.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CAPITAL CITIES/ABC, INC.
                                               -----------------------
                                                    (Registrant)






Date: November 29, 1995                        /S/   Ronald J. Doerfler
                                               ------------------------
                                               Ronald J. Doerfler
                                               Senior Vice President and
                                               Chief Financial Officer

                            CAPITAL CITIES/ABC, INC.

                            Financial Data Schedule
                          Article 5 of Regulations S-X